Form 10-Q
period 1996-03-31
GUARANTEE LIFE COMPANIES INC
filed 1996-05-15
CIK 946149

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                              -------------------
                                   FORM 10-Q
                              -------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1996            Commission File Number  0-26788


                       THE GUARANTEE LIFE COMPANIES INC.
           (Exact Name of the Registrant as Specified in its Charter)



        Delaware                                      47-0785066
(State of Incorporation)                (I.R.S. Employer Identification Number)



                8801 Indian Hills Drive, Omaha, Nebraska  68114
                    (Address of Principal Executive Offices)



             Registrant's telephone number:          (402) 361-7300



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes [ X ]   No [   ]

        Shares of common stock outstanding as of May 3, 1996:  9,944,383

================================================================================

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     MARCH 31,      DECEMBER 31, ,
                                                                                     ---------------------------
                                   ASSETS                                                1996           1995
                                   ------                                             ---------------------------
Invested assets:                                                                       (unaudited)
   Fixed maturities:
      Available-for-sale, at fair value
      (amortized cost:  $500,142 and $490,667)....................................      $  504,152       $  505,832
      Held-to-maturity, at amortized cost (fair value: $149,683 and $158,131).....         137,487          140,046
                                                                                        ---------------------------
                                                                                           641,639          645,878
  Equity securities, at fair value (cost $7,394 and $5,039).......................           7,864            5,999
  Mortgage loans, net.............................................................          62,435           61,467
  Policy loans....................................................................          14,357           14,043
  Investment real estate, net.....................................................           6,797            6,864
  Other invested assets, net......................................................          18,932           17,322

  Closed block invested assets....................................................         297,127          304,557
                                                                                        ---------------------------
Total invested assets.............................................................       1,049,151        1,056,130
Cash and cash equivalents.........................................................              90           25,301
Accrued investment income.........................................................          10,786           11,347
Ceded reinsurance recoverables....................................................          65,231           62,876
Accounts receivable, net..........................................................          11,063            8,907
Deferred policy acquisition costs.................................................          70,268           70,168
Property, plant and equipment, net................................................          20,655           20,340
Other assets......................................................................           2,251            3,472
Closed block other assets.........................................................          22,630           22,234

Total assets......................................................................      $1,252,125       $1,280,775
                                                                                        ===========================

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                               ----------------------------------------
Future policy benefits:
  Life............................................................................      $   38,642       $   37,982
  Accident and health.............................................................          58,319           58,081
Policyholder account balances:
  Universal life contracts........................................................         189,115          185,171
  Annuity contracts...............................................................         214,229          216,905
Policy and contract claims........................................................          53,788           59,641
Other policyholder funds..........................................................          13,121           12,793
Unearned premium revenue..........................................................          10,404           10,505
Amounts payable to reinsurers.....................................................           7,154            7,359
Deferred income taxes.............................................................           1,918            5,630
Other liabilities.................................................................          29,958           41,546
Closed block liabilities..........................................................         387,782          388,263
Discontinued operations...........................................................          50,358           50,637
                                                                                        ---------------------------
Total liabilities.................................................................       1,054,788        1,074,513
                                                                                        ---------------------------
Shareholders' equity:
  Common stock $0.01 par value; 30,000,000 shares authorized, 9,944,383 shares
    issued and outstanding........................................................              99               99
    Additional paid-in capital....................................................         191,226          191,226
    Retained earnings.............................................................           2,217               11
    Unrealized appreciation of invested securities carried
           at fair value, net.....................................................           3,795           14,926
                                                                                        ---------------------------
Total shareholders' equity........................................................         197,337          206,262
Commitments and contingencies.....................................................               -                -
                                                                                        ---------------------------
Total liabilities and shareholders' equity........................................      $1,252,125       $1,280,775
                                                                                        ===========================


     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,
                                          ------------------------------
                                               1996            1995
                                          ---------------  -------------
REVENUES:
Insurance premiums:
    Life.................................     $   15,124       $ 19,927
    Accident and health..................         34,174         39,144
    Policyholder assessments.............          5,838          5,728

     Premiums ceded to reinsurers........        (10,633)       (15,919)
                                               ------------------------
                                                  44,503         48,880
Investment income, net...................         12,951         17,931
Realized investment gains (losses).......             85            310
Contribution from closed block...........             29              -
Ceding commissions and other income......          2,518          4,679
                                               ------------------------
Total revenues...........................         60,086         71,800
                                               ------------------------

POLICYHOLDER BENEFITS:
Life.....................................         13,718         18,231
Accident and health......................         21,895         28,307
Reinsurance recoveries...................         (7,641)        (9,661)
                                               ------------------------
                                                  27,972         36,877
Interest credited to policyholder
 account balances........................          5,693          6,345
                                               ------------------------
Total policyholder benefits..............         33,665         43,222
                                               ------------------------

EXPENSES:
Policy acquisition costs.................         11,182         12,815
Other insurance operating expense........         12,044         10,917
                                               ------------------------
Total expenses...........................         23,226         23,732
                                               ------------------------

Dividends to policyholders...............              -          2,764
                                               ------------------------

Income from continuing operations
 before income taxes.....................          3,195          2,082
                                               ------------------------
Income tax expense.......................          1,118          1,644
                                               ------------------------
Net income from continuing operations....          2,077            438
                                               ------------------------

Net income from discontinued operations..            129            643
Extraordinary charge for
 demutualization expense, net............              -          1,921
                                              ----------       --------
Net income (loss)........................     $    2,206       $   (840)
                                               ========================

Earnings per common share:

 Weighted average common shares
  outstanding............................      9,944,383              -
                                               =========================
 Net income from continuing operations...           $.21            n/a
                                               ========================
 Net income..............................           $.22            n/a
                                               ========================


     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                           THREE MONTHS ENDED MARCH 31,
                                          ------------------------------
                                               1996            1995
                                          --------------  --------------

NET CASH PROVIDED (USED) BY OPERATING            (7,103)         (7,168)
 ACTIVITIES.............................       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed maturities...........        (47,327)        (25,689)
 Sales, maturities, calls and
    principal reductions of fixed
    maturities..........................         40,637          31,874
 Purchase of mortgage loans.............         (2,320)         (4,180)
 Proceeds from repayment of mortgage
  loans.................................          1,264           1,313
   Other, net                                    (4,913)           (333)
                                               --------        --------
          Net cash provided (used) by           (12,659)          2,985
           investing activities                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Policy cashouts in connection with
  demutualization and IPO...............         (6,867)              -
 Deposits to policyholder account
  balances..............................         11,150          14,589
 Withdrawals from policyholder account
  balances..............................         (9,732)        (10,149)
     Extraordinary charge for
      demutualization expense                         -           1,921
                                               --------        --------
  Net cash provided (used) by financing
   activities...........................         (5,449)          6,361
                                               --------        --------
Net increase (decrease) in cash and
 cash equivalents.......................        (25,211)          2,178
                                               ========        --------
Cash and cash equivalents at beginning
 of period..............................         25,301           2,553
                                               --------        --------
Cash and cash equivalents at end of
 period.................................       $     90        $  4,731
                                               ========        ========


     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995

The following notes should be read in conjunction with the notes to consolidated financial statements contained in the 1995 Form 10-K of The Guarantee Life Companies Inc. (Guarantee Life).

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements include The Guarantee Life Companies Inc. and its direct and indirect wholly-owned insurance subsidiaries. These financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the periods presented.

     Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1995, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1995.

(2)  INVESTMENTS
  Fixed maturities at March 31, 1996 (in thousands) are as follows:

                                                       GROSS       GROSS     ESTIMATED
                                          AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                            COST       GAINS       LOSSES      VALUE
                                          ---------  ----------  ----------  ---------
Available-for-sale:
     U.S. Treasury securities and
      obligations of U.S. Government
        corporations and agencies.......   $ 61,717     $   952     $   318   $ 62,351
     Obligations of states and
      political subdivisions............      6,131          57          50      6,138
     Debt securities issued by foreign
      governments.......................      8,037         236         297      7,976
     Corporate securities...............    228,609       9,166       4,891    232,884
     Mortgage-backed securities.........    195,648       3,647       4,492    194,803
                                           --------     -------  ----------   --------
                                           $500,142     $14,058     $10,048   $504,152
                                           ========     =======  ==========   ========
  Held-to-maturity:
     U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies.........   $  3,900     $   403     $     -   $  4,303
     Corporate securities...............    133,587      12,340         547   $145,380
                                           --------     -------  ----------   --------
                                           $137,487     $12,743     $   547   $149,683
                                           ========     =======  ==========   ========

(3)   CLOSED BLOCK
Summarized condensed financial information of the closed block as of March 31, 1996 (in thousands) is as follows:

                                 ASSETS


Invested assets:
    Fixed maturities:
        Available-for-sale, at fair value ($186,848 amortized cost).......... $188,718
          Held-to-maturity, at amortized cost ($63,109 fair value)...........   57,990
                                                                              --------
                                                                               246,708
          Policy loans.......................................................   49,213
          Other invested assets, net.........................................    1,206
                                                                              --------
Total invested assets........................................................  297,127
Cash and cash equivalents....................................................    1,005
Accrued investment income....................................................    5,021
Ceded reinsurance recoverables...............................................    1,371
Accounts receivable, net.....................................................      169
Deferred policy acquisition costs............................................   15,064
                                                                              --------
Total closed block assets.................................................... $319,757
                                                                              ========


                                   LIABILITIES
Life future policy benefits...........................................         302,059
Policyholder account balances for annuity contracts...................             851
Policy and contract claims............................................             703
Other policyholder funds..............................................          72,532
Dividends payable to policyholders....................................           7,594
Deferred income taxes.................................................             655
Other liabilities.....................................................           3,388
                                                                              --------
Total closed block liabilities........................................        $387,782
                                                                              ========

Condensed statement of income for the closed block for the three months ended March 31, 1996, (in thousands):



REVENUES:
Insurance premiums and policyholder
 assessments, net of reinsurance......... $ 5,727
Investment income, net...................   5,484
Realized investment gains                      28
Other income.............................       3
                                          -------
Total revenues...........................  11,242
                                          -------

POLICYHOLDER BENEFITS AND EXPENSES:
Total policyholder benefits..............   6,827
Policy acquisition costs.................     517
Other insurance operating expense.......      987
                                          -------
Total benefits and expenses.............    8,331

Dividends to policyholders..............    2,882
                                          -------
Contribution from the closed block......  $    29
                                          =======

The closed block includes only those revenues, benefits, expenses and dividends resulting from the policies which were included in the closed block on December 26, 1995, the effective date of Guarantee Life Insurance Company's conversion to a stock life insurance company. The pre-tax income of the closed block is reported as a single line item, Contribution from closed block, in Guarantee Life's condensed consolidated statements of income. Income tax expense applicable to the closed block is reflected as a component of income tax expense.

The excess of closed block liabilities over closed block assets as of March 31, 1996 represents the estimated future contribution from closed block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

If, over the period the closed block remains in existence, the actual cumulative contribution is greater than the expected cumulative contribution, only such expected contribution will be recognized in Guarantee Life's statements of income. The excess will be paid to closed block policyholders as additional policyholder dividends. Alternatively, if the actual cumulative contribution is less than the expected cumulative contribution, only such actual contribution will be recognized in Guarantee Life's statements of income. However, dividends will be changed in the future, to increase actual contributions until the actual cumulative contributions equal the expected cumulative contributions.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following analysis of the consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included herein.

BACKGROUND

  On December 26, 1995 (the "Effective Date"), Guarantee Mutual Life Company was converted to a stock life insurance company, Guarantee Life Insurance Company ("Guarantee Life Insurance") and became a wholly owned subsidiary of The Guarantee Life Companies Inc. (the "Holding Company"). The Holding Company had no significant operating results during 1995. The consolidated financial condition and results of operations of The Guarantee Life Companies Inc. and subsidiaries (together, "Guarantee Life") for all periods prior to the Effective Date, including for the three months ended March 31, 1995, represent the financial condition and results of operations of Guarantee Mutual Life Company and its subsidiaries.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

  As part of the conversion to a stock life insurance company, Guarantee Life Insurance established a Closed Block to provide for dividends on certain policies that were in force on the Effective Date. After the Effective Date, the operating results from the Closed Block are reported on one line, Contribution from closed block, in the 1996 consolidated statement of income. For comparability with 1995, the following table presents the results of operations for the three months ended March 31, 1996 combined with the results of operations of the Closed Block. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.


COMBINED RESULTS OF OPERATIONS
                                           THREE MONTHS ENDED MARCH 31,
                                          ------------------------------
                                               1996            1995
                                          --------------  --------------
                                                   (IN THOUSANDS)
Revenues:
    Premiums and policyholder
    assessments, net                         $50,230         $48,880
    Investment income, net                    18,435          17,931
    Realized investment gains
     (losses)                                    113             310
    Ceding commissions and other               2,521           4,679
     income                                  -------         -------
Total revenues                                71,299          71,800

Policyholder benefits and expenses:
     Gross benefits                            41,684          46,538
     Ceded to reinsurers                       (7,648)         (9,661)
     Interest credited to account               6,456           6,345
      balances                                -------         -------
     Total policyholder benefits               40,492          43,222
     Expenses                                  24,730          23,732
     Dividends to policyholders                 2,882           2,764
                                              -------         -------
Total policyholder benefits, expenses          68,104          69,718
 and dividends                                -------         -------

Income from continuing operations               3,195           2,082
 before income taxes                          =======          =======
Income taxes                                    1,118           1,644
Net income from continuing operations         $ 2,077         $   438
                                              =======         =======

  INVESTMENT INCOME, NET. Net investment income increased $504 thousand, or 2.8% in 1996. This increase was caused mainly by an increase in the average invested asset base, which increased $21.6 million, or 2.1% in 1996. The investment yield for 1996 was 8.1%, compared to 8.0% in 1995. At March 31, 1996, invested assets and cash and cash equivalents had decreased $32.2 million from December 31, 1995. Significant decreases include a $17.7 million decrease in unrealized gain on invested assets recorded at fair value, as well as payments in January, 1996 to those policyholders receiving cashouts as part of the demutualization, and to the IRS to settle the examination of Guarantee Life's 1992 federal income tax return.

  REALIZED INVESTMENT GAINS (LOSSES). Net realized investment gains decreased $197 thousand in 1996. Gains and losses occur primarily as a result of dispositions of Guarantee Life's invested assets as part of its ongoing investment management activity. The primary transactions during 1996 included the sale of a block of equity securities, as well as the recognition of a decline in value of a fixed maturity security that was deemed to be other than temporary.

  INCOME TAX EXPENSE.   Income tax expense decreased $526 thousand in 1996,
primarily due to the absence in 1996 of the $931 thousand equity add-on tax that was recorded in 1995. Increased taxes on the higher pre-tax earnings offset this decrease. During 1996, the effective rate was 35%, compared to 79% in 1995.

 INSURANCE OPERATIONS--GROUP
  The following table sets forth Guarantee Life's group insurance underwriting income for the three months ended March 31, 1996, and 1995.

                                                                  GROUP UNDERWRITING INCOME
                                                                 THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------------------------
                                                                 1996                        1995
                                                    -------------------------------  ---------------------
                                                                        (IN THOUSANDS)
                                           CORE     SPECIALTY               CORE     SPECIALTY
                                         PRODUCTS    PRODUCTS    TOTAL    PRODUCTS    PRODUCTS     TOTAL
                                         ---------  ----------  --------  ---------  ----------  ---------
Gross insurance premiums..............    $29,305     $18,522   $47,827    $25,726    $ 25,682   $ 51,408
Ceded to reinsurers...................       (396)     (8,928)   (9,324)    (1,214)    (13,360)   (14,574)
                                          -------     -------   -------    -------    --------   --------
Net premiums..........................     28,909       9,594    38,503     24,512      12,322     36,834
Ceding Commissions....................       (176)      2,613     2,437        153       4,442      4,595
                                          -------     -------   -------    -------    --------   --------
   Total net premiums and ceding
    commission........................     28,733      12,207    40,940     24,665      16,764     41,429
                                          -------     -------   -------    -------    --------   --------
Gross policyholder benefits...........     18,393      12,788    31,181     19,033      18,177     37,210
Ceded to reinsurers...................        118      (6,731)   (6,613)         -      (8,521)    (8,521)
                                          -------     -------   -------    -------    --------   --------
Net benefits..........................     18,511       6,057    24,568     19,033       9,656     28,689
Policy acquisition costs and expenses.     10,664       6,654    17,318      8,142       8,071     16,213
                                          -------     -------   -------    -------    --------   --------
   Total net benefits and expenses....     29,175      12,711    41,886     27,175      17,727     44,902
                                          -------     -------   -------    -------    --------   --------
Underwriting (loss)...................    $  (442)    $  (504)  $  (946)   $(2,510)   $   (963)  $ (3,473)
                                          =======     =======   =======    =======    ========   ========

  Core products net premiums increased $4.4 million, or 17.9% in 1996. This increase was due primarily to increased sales of all core products through the seventeen regional group offices, as well as a reduction in the amount of premiums ceded.

  Specialty products net premiums decreased $2.7 million, or 22.1% in 1996. This decrease was primarily due to Guarantee Life's decision to stop writing the SMART product in 1995, causing a $2.5 million reduction in net premiums. During the first quarter 1996, Guarantee Life continued to not emphasize growth in the excess loss product line during the current low-margin cycle in the group health insurance industry. As a result, excess loss direct premiums decreased $4.7 million, or 25.1% in 1996. This reduction was offset by a $4.4 million reduction in ceded premiums, as Guarantee Life has retained more of the business.

  Core products net benefits decreased $522 thousand, or 2.7% in 1996. This decrease is the net effect of the increase caused by higher premium volume, which was offset by significant improvement in underwriting experience, especially in the life and LTD product lines.

  Specialty products net benefits decreased $3.6 million, or 37.3% in 1996. This decrease was caused by lower premium volume combined with improved underwriting experience in the SMART product, both of which were offset by poorer underwriting experience in the excess loss product line.

  Total group expenses increased $1.1 million, or 6.8% in 1996. This increase was primarily due to the increased spending in the home office and regional group offices, as significant additions were made to personnel and information systems after March of 1995 in support of the growth of the core product lines.

 INSURANCE OPERATIONS--INDIVIDUAL

  The following table sets forth certain summarized financial data for Guarantee Life's individual insurance business for the three months ended March 31, 1996, and 1995.


                                           THREE MONTHS ENDED MARCH 31,
                                          ------------------------------
                                               1996            1995
                                          --------------  --------------
                                                 (IN THOUSANDS)
Revenues:
     Premiums and policyholder
      assessments, net of
      reinsurance ceded.............           $11,727         $12,046
     Investment income, net.........            15,943          15,578
     Realized investment gains
      (losses)......................               776             251
     Ceding commissions and other
      income........................                84              85
                                               -------         -------
Total revenues......................            28,530          27,960


Policyholder benefits and expenses:
     Gross benefits.................            10,503           9,329
     Ceded to reinsurers............            (1,035)         (1,140)
     Interest credited to account
      balances......................             6,456           6,345
                                               -------         -------
     Total policyholder benefits....            15,924          14,534
     Expenses.......................             6,410           7,519
     Dividends to policyholders.....             2,882           2,764
                                               -------         -------
Total policyholder benefits, expenses
 and dividends                                  25,216          24,817
                                               -------         -------
Income from continuing operations...           $ 3,314         $ 3,143
 before income taxes                           =======         =======

  Net premiums and policyholder assessments decreased $319 thousand, or 2.6%, in 1996. This decrease is the net effect of a decline in the amount of traditional life insurance in force, offset by increased policyholder assessments.
Guarantee Life realized no net premiums or benefits from its individual accident and health line of business in 1996, or 1995, as a result of the reinsurance of this business pursuant to a coinsurance agreement.

  Total individual policyholder benefits increased $1.4 million, or 9.6% in 1996. Excluding interest credited to policyholder account balances, total individual policyholder benefits increased $1.3 million in 1996, due to poorer mortality in both the traditional and universal life product lines. Interest credited on policyholder account balances increased $111 thousand, or 1.7% in 1996. This increase was due to the increased account values, as average crediting rates decreased slightly. Weighted average interest crediting rates for the three months ending March 31, 1996 and 1995 were 5.91% and 5.94% for universal life products and 5.52% and 5.85% for annuities.

  Total individual expenses decreased $1.1 million, or 14.7% in 1996, reflecting a $555 thousand decrease in DPAC amortization, due mainly to the poorer mortality in the universal life product line. Additionally, the Individual division has successfully implemented several expense management initiatives, contributing to the $591 thousand decrease in other operating expenses.

  Policyholder dividends increased slightly during 1996, reflecting an unchanged dividend scale applied to increasing policy values.

LIQUIDITY AND CAPITAL RESOURCES

  The Holding Company's ability to pay dividends to its shareholders and meet its obligations, including debt service and operating expenses, primarily depends upon its amount of net investment income and receiving sufficient funds from its insurance subsidiaries. The payment of dividends by Guarantee Life Insurance is regulated under Nebraska law. Under Nebraska law, Guarantee Life Insurance may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Director to pay a dividend, if such dividend would exceed certain statutory limitations. Effective March 13, 1996, the statutory limitation was amended from "the lesser of" to "the greater of" (i) 10% of Guarantee Life Insurance's capital and surplus as of the preceding year end and (ii) the net gain from operations for the previous calendar year. Nebraska law gives the Director broad discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 1995 statutory results, Guarantee Life Insurance would be able to pay $10.2 million in dividends to the Holding Company in 1996 without obtaining the Director's approval. However, Guarantee Life Insurance has undertaken with the Nebraska Department of Insurance, in connection with the demutualization, that it will not, without the prior approval of the Director, declare or pay any dividends to the Holding Company before June 26, 1996.

  In January, 1996, Guarantee Life executed a $30.0 million senior secured revolving line of credit to be used for general corporate purposes and to fund surplus infusions to subsidiaries and future acquisitions. The credit agreement has a term of five years and replaced a previous line of credit. Funding for the new credit facility is being provided by Chemical Bank, Norwest Bank Nebraska, N.A. and State Street Bank and Trust Company.

  Historically, Guarantee Life has generated positive cash flow from operating activities and net deposits to policyholder accounts, and used these funds to purchase fixed maturity securities or other invested assets. During the three months ended March 31, 1996, Guarantee Life made significant payments for income taxes and policyholder cashouts in conjunction with the demutualization. Additionally, as the policy and contract claims associated with the SMART and Special Risk product lines run off, and if Excess Loss volume continues to decline, significant amounts of cash will be required from operations. If future sales and premium volumes are insufficient to fund these payments, cash may be required from investing or financing activities to fund these payments.

INTEREST RATE CHANGES

  Interest rate changes may have temporary effects on the sale and profitability of the universal life and annuity products offered by Guarantee Life's insurance operations. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by Guarantee Life's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of Guarantee Life's products until Guarantee Life increases the rate credited to holders of its universal life and annuity products. Guarantee Life constantly monitors interest rates with respect to a spectrum of durations and sells policies and annuities that permit flexible responses to interest rate changes as part of its management of interest spreads.

  Changes in interest rates have not had a significant impact on Guarantee Life's net income in the three months ended March 31, 1996, although the interest rate environment has affected sales of certain of Guarantee Life's product lines and may affect surrender and withdrawal rates. For example, Guarantee Life's sale of annuities declined during 1995 and 1996, during which time Guarantee Life has maintained the spread between crediting rates and earned rates on its annuities and other interest-sensitive life insurance product portfolio. However, the profitability of Guarantee Life's products is based upon not only interest rate spreads but also on persistency, mortality, morbidity and expenses.


PART II OTHER INFORMATION
  ITEMS 1 through 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

  ITEM 6 Exhibits and Reports on Form 8-K
(a) The following exhibits are being filed pursuant to Item 6(a) of Form 10-Q. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

     2(a)  PLAN OF CONVERSION OF GUARANTEE MUTUAL LIFE COMPANY**
     2(b)  AMENDMENT NO. 1 TO PLAN OF CONVERSION**
     3(a) AMENDED AND RESTATED CERTIFICATE OF INCORPORATION OF THE GUARANTEE LIFE COMPANIES INC.***
     3(b)  AMENDED AND RESTATED BYLAWS OF THE GUARANTEE LIFE COMPANIES INC.***
     4 FORM OF CERTIFICATE OF THE GUARANTEE LIFE COMPANIES INC. COMMON STOCK, PAR VALUE $0.01 PER SHARE**
     10(a) THE GUARANTEE LIFE COMPANIES INC.'S 1994 LONG TERM INCENTIVE PLAN** 10(b) THE GUARANTEE LIFE COMPANIES INC. AND GUARANTEE MUTUAL LIFE COMPANY
           EXECUTIVE SEVERANCE PLAN**
     10(c) GUARANTEE MUTUAL LIFE COMPANY RETIREMENT PLAN**
     10(d) GUARANTEE MUTUAL LIFE COMPANY SUPPLEMENTAL RETIREMENT PLAN**
     10(e) GUARANTEE MUTUAL LIFE COMPANY EQUALIZER PLAN**
     10(f) EMPLOYMENT AGREEMENT WITH ROBERT D. BATES**
     10(g) SEVERANCE AGREEMENT WITH THEODORE C. COOLEY**
     10(h) REINSURANCE AGREEMENT BETWEEN MERCANTILE AND GENERAL REINSURANCE
           COMPANY PLC AND GUARANTEE MUTUAL LIFE COMPANY, EFFECTIVE MAY 1,
           1986**

     10(i) REINSURANCE AGREEMENT BETWEEN MERCANTILE AND GENERAL REINSURANCE COMPANY PLC AND GUARANTEE MUTUAL LIFE COMPANY, EFFECTIVE JULY 1, 1986**
     10(i)(a) LETTERS DATED SEPTEMBER 8, 1995 REGARDING THE REINSURANCE AGREEMENT FILED AS EXHIBIT 10(i)**

     10(j) INTERESTS AND LIABILITIES AGREEMENT ATTACHED TO QUOTA SHARE TREATY BETWEEN GUARANTEE MUTUAL LIFE COMPANY AND LINCOLN NATIONAL LIFE INSURANCE COMPANY, DATED JANUARY 17, 1995**

     10(k) INTERESTS AND LIABILITIES AGREEMENT ATTACHED TO QUOTA SHARE TREATY BETWEEN GUARANTEE MUTUAL LIFE COMPANY AND PHOENIX HOME LIFE MUTUAL INSURANCE COMPANY, DATED JANUARY 17, 1995**

     10(l)     GUARANTEE MUTUAL LIFE COMPANY PHANTOM STOCK PLAN AS AMENDED AND
               RESTATED**
     10(m)     AMENDMENT NO. 1 TO THE GUARANTEE LIFE COMPANIES INC.'S 1994 LONG
               TERM INCENTIVE PLAN**
     27        FINANCIAL DATA SCHEDULE

     ---------------------------------------------------------------------------
     ** INCORPORATED BY REFERENCE AS AN EXHIBIT TO REGISTRANT'S REGISTRATION
        STATEMENT ON FORM S-1, REGISTRATION NO. 33-92992.
     ***INCORPORATED BY REFERENCE AS AN EXHIBIT TO REGISTRANT'S FORM 10-K FOR
        THE FISCAL YEAR ENDED DECEMBER 31, 1995 (COMMISSION FILE NO. 0-26788).

(b) No Current Reports on Form 8-K have been filed during the fiscal quarter of the period covered by this Report.



                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                               THE GUARANTEE LIFE COMPANIES INC.


DATE:  MAY 9, 1996    /S/  WILLIAM L. BAUHARD
                      -------------------------------------------------
                                   WILLIAM L. BAUHARD
                      SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL OFFICER)

DATE:  MAY 9, 1996    /S/ JOHN E. BURCH
                      -------------------------------------------------
                                        JOHN E. BURCH
                                VICE PRESIDENT AND CONTROLLER