Form 10-Q
period 1996-06-30
GUARANTEE LIFE COMPANIES INC
filed 1996-08-12
CIK 946149

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                         June 30,   December 31,
                     Assets                                1996         1995
                     ------                              --------   ------------
Invested assets:                                        (unaudited)
   Fixed maturities:
     Available-for-sale, at fair value (amortized
      cost: $479,771 and $490,667)...................   $  476,967   $  505,832
     Held-to-maturity, at amortized cost (fair
      value: $156,577 and $158,131)..................      150,054      140,046
                                                        ----------   ----------
                                                           627,021      645,878
   Equity securities, at fair value (cost
    $5,848 and $5,039)...............................        6,057        5,999
   Mortgage loans, net...............................       64,072       61,467
   Policy loans......................................       14,882       14,043
   Investment real estate, net.......................        6,754        6,864
   Other invested assets, net........................       19,477       17,322
   Closed block invested assets......................      294,819      304,557
                                                        ----------   ----------
Total invested assets................................    1,033,082    1,056,130
Cash and cash equivalents............................          781       25,301
Accrued investment income............................       11,985       11,347
Ceded reinsurance recoverables.......................       58,910       62,876
Accounts receivable, net.............................        9,307        8,907
Deferred policy acquisition costs....................       71,096       70,168
Property, plant and equipment, net...................       20,562       20,340
Other assets.........................................        2,085        3,472
Closed block other assets............................       23,403       22,234
                                                        ----------   ----------
Total assets.........................................   $1,231,211   $1,280,775
                                                        ==========   ==========


       Liabilities and Shareholders' Equity
       ------------------------------------
Future policy benefits:
   Life..............................................   $   39,697   $   37,982
   Accident and health...............................       59,590       58,081
Policyholder account balances:
   Universal life contracts..........................      192,450      185,171
   Annuity contracts.................................      208,631      216,905
Policy and contract claims...........................       52,549       59,641
Other policyholder funds.............................       13,130       12,793
Unearned premium revenue.............................       10,333       10,505
Amounts payable to reinsurers........................        4,466        7,359
Deferred income taxes................................         (429)       5,630
Other liabilities....................................       22,911       41,546
Closed block liabilities.............................      387,470      388,263
Discontinued operations..............................       45,577       50,637
                                                        ----------   ----------
Total liabilities....................................    1,036,375    1,074,513
                                                        ==========   ==========
Shareholders' equity:
   Common stock $0.01 par value; 30,000,000 shares
    authorized, 9,944,383 shares issued and
    outstanding......................................           99           99
   Additional paid-in capital........................      191,226      191,226
   Retained earnings.................................        5,512           11
   Unrealized appreciation (depreciation) of
    invested securities at fair value, net...........       (2,001)      14,926
                                                        ----------   ----------
Total shareholders' equity...........................      194,836      206,262
Commitments and contingencies........................           --           --
                                                        ----------   ----------
Total liabilities and shareholders' equity...........   $1,231,211   $1,280,775
                                                        ==========   ==========

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands except share data)
                                 (unaudited)


                                           Three Months Ended      Six Months Ended
                                                 June 30               June 30,
                                           ------------------     ------------------
                                             1996      1995         1996      1995
                                           --------  --------     --------  --------
Revenues:
Insurance premiums:
  Life................................     $ 16,342  $ 20,248     $ 31,466  $ 40,175
  Accident and health.................       34,931    39,054       69,105    78,198
  Policyholder assessments............        5,926     5,133       11,765    11,456
  Premiums ceded to reinsurers........      (12,489)  (14,820)     (23,122)  (31,335)
                                           --------  --------     --------  --------
                                             44,710    49,615       89,214    98,494
Investment income, net................       13,530    18,453       26,481    36,384
Realized investment gains.............          101     1,121          185     1,431
Contribution from closed block........        1,403        --        1,432        --
Ceding commissions and other income...        3,285     4,827        5,803     9,507
                                           --------  --------     --------  --------

Total revenues........................       63,029    74,016      123,115   145,816
                                           --------  --------     --------  --------

Policyholder benefits:
Life..................................       13,803    17,319       27,520    35,551
Accident and health...................       19,691    28,556       41,586    56,863
Reinsurance recoveries................       (7,561)  (10,734)     (15,202)  (20,395)
                                           --------  --------     --------  --------
                                             25,933    35,141       53,904    72,019
Interest credited to policyholder
 account balances.....................
  Annuity contracts...................        2,808     3,097        5,758     6,190
  Universal contracts.................        2,711     2,553        5,456     5,061
  Other...............................           --       750           --     1,491
                                           --------  --------     --------  --------
Total policyholder benefits...........       31,452    41,541       65,118    84,761
                                           --------  --------     --------  --------

Expenses:
Policy acquisition costs..............       11,762    11,606       22,944    24,422
Other insurance operating expense.....       13,119    12,022       25,164    22,939
                                           --------  --------     --------  --------
Total expenses........................       24,881    23,628       48,108    47,361
                                           --------  --------     --------  --------

Dividends to policyholders............           --     2,630           --     5,394
                                           --------  --------     --------  --------

Income from continuing operations
 before income taxes..................        6,696     6,217        9,889     8,300
                                           --------  --------     --------  --------
Income tax expense....................        2,344     2,911        3,461     4,555
                                           --------  --------     --------  --------
Net income from continuing operations.        4,352     3,306        6,428     3,745
                                           --------  --------     --------  --------

Net income (loss) from discontinued
 operations...........................         (559)     (399)        (429)      244
Extraordinary charge for
 demutualization expense, net.........           --     1,380           --     3,300
                                           --------  --------     --------  --------
Net income............................     $  3,793  $  1,527     $  5,999  $    689
                                           ========  ========     ========  ========

Earnings per common share:
  Weighted average common shares
   outstanding........................    9,944,383              9,944,383
                                          =========              =========
  Net income from continuing
   operations.........................    $    0.44              $    0.65
                                          =========              =========
  Net income..........................    $    0.38              $    0.60
                                          =========              =========

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           -------------------
                                                             1996       1995
                                                           --------    -------
Net cash provided (used) by operating activities.........  $ (9,667)  $ (3,370)
                                                           --------    -------
Cash flows from investing activities:
  Purchase of fixed maturities...........................   (90,308)   (93,766)
  Sales, maturities, calls and principal reductions of
   fixed maturities......................................    91,530    105,134
  Purchase of mortgage loans.............................    (4,620)    (5,580)
  Proceeds from repayment of mortgage loans..............     1,935        940
  Other, net.............................................    (4,612)    (6,214)
                                                           --------    -------
    Net cash provided (used) by investing activities.....    (6,075)       514
                                                           --------    -------
Cash flows from financing activities:
  Policy cashouts in connection with demutualization
   and IPO...............................................    (6,877)        --
  Deposits to policyholder account balances..............    21,426     26,327
  Withdrawals from policyholder account balances.........   (23,327)   (17,399)
  Extraordinary charge for demutualization expense.......        --     (3,300)
                                                           --------    -------
    Net cash provided (used) by financing activities.....    (8,778)     5,628
                                                           --------    -------
Net increase (decrease) in cash and cash equivalents.....   (24,520)     2,772
Cash and cash equivalents at beginning of period.........    25,301      2,553
                                                           --------    -------
Cash and cash equivalents at end of period...............  $    781    $ 5,325
                                                           ========    =======

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1996 and 1995

The following notes should be read in conjunction with the notes to consolidated financial statements contained in the 1995 Form 10-K of The Guarantee Life Companies Inc. ("Guarantee Life").

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

     Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1995, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1995.

(2)  Investments
     Fixed maturities at June 30, 1996 (in thousands) are as follows:

                                                                            Gross       Gross     Estimated
                                                               Amortized  Unrealized  Unrealized    Fair
                                                                 Cost       Gains       Losses     Value
                                                               ---------  ----------  ----------  ---------
     Available-for-sale:
       U.S. Treasury securities and obligations of U.S.
        Government corporations and agencies................   $ 58,845     $  236      $   454   $ 58,627
       Obligations of states and political subdivisions.....      6,130         30          223      5,937
       Debt securities issued by foreign governments........      8,033        212          365      7,880
       Corporate securities.................................    226,910      6,992        5,492    228,410
       Mortgage-backed securities...........................    179,853      1,958        5,698    176,113
                                                               --------     ------      -------   --------
                                                               $479,771     $9,428      $12,232   $476,967
                                                               ========     ======      =======   ========
     Held-to-maturity:
       U.S. Treasury securities and obligations of U.S.
        Government corporations and agencies................   $  7,483     $  154      $     9   $  7,628
       Corporate securities.................................    142,571      7,049          671    148,949
                                                               --------     ------      -------   --------
                                                               $150,054     $7,203      $   680   $156,577
                                                               ========     ======      =======   ========

(3)  Closed Block
     Summarized condensed financial information of the closed block as of June 30, 1996 (in thousands) is as follows:

                                       Assets
                                       ------
     Invested assets:
       Fixed maturities:
         Available-for-sale, at fair value ($180,776 amortized cost).....   $179,349
         Held-to-maturity, at amortized cost ($66,568 fair value)........     63,583
                                                                            --------
                                                                             242,932
       Policy loans......................................................     48,690
       Other invested assets, net........................................      3,197
                                                                            --------
     Total invested assets...............................................    294,819
     Cash and cash equivalents...........................................      2,515
     Accrued investment income...........................................      4,673
     Ceded reinsurance recoverables......................................      1,311
     Accounts receivable, net............................................        219
     Deferred policy acquisition costs...................................     14,685
                                                                            --------
     Total closed block assets...........................................   $318,222
                                                                            ========

                                     Liabilities
                                     -----------
     Life future policy benefits.........................................   $    869
     Policyholder account balances for annuity contracts.................    301,595
     Policy and contract claims..........................................        306
     Other policyholder funds............................................     72,374
     Dividends payable to policyholders..................................      7,595
     Deferred income taxes...............................................       (500)
     Other liabilities...................................................      5,231
                                                                            --------
     Total closed block liabilities......................................   $387,470
                                                                            ========

     Condensed statements of income for the closed block for the three and six months ended June 30, 1996 (in thousands) are as follows:

                                                                                Three Months Ended     Six Months Ended
                                                                                  June 30, 1996          June 30, 1996
                                                                                ------------------     ----------------
     Revenues:
     Insurance premiums and policyholder assessments, net of reinsurance....         $ 5,428               $11,155
     Investment income, net.................................................           5,662                11,146
     Realized investment gains..............................................             (44)                  (15)
     Other income...........................................................               5                     7
                                                                                     -------               -------
     Total revenues.........................................................          11,051                22,293
                                                                                     =======               =======
     Policyholder benefits and expenses:
     Total policyholder benefits............................................           5,585                12,412
     Policy acquisition costs...............................................             511                 1,028
     Other insurance operating expense......................................             920                 1,907
                                                                                     -------               -------
     Total benefits and expenses............................................           7,016                15,347
     Dividends to policyholders.............................................           2,632                 5,514
                                                                                     -------               -------
     Contribution from the closed block.....................................         $ 1,403               $ 1,432
                                                                                     =======               =======

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

     The excess of closed block liabilities over closed block assets as of June 30, 1996 represents the estimated future contribution from closed block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

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

Background
     On December 26, 1995 (the "Effective Date"), Guarantee Mutual Life Company was converted to a stock life insurance company, Guarantee Life Insurance Company ("Guarantee Life Insurance"), and became a wholly-owned subsidiary of The Guarantee Life Companies Inc. (the "Holding Company"). The Holding Company had no significant operating results during 1995. The consolidated financial condition and results of operations of The Guarantee Life Companies Inc. and subsidiaries (together, "Guarantee Life") for all periods prior to the Effective Date, including for the three and six months ended June 30, 1995, represent the financial condition and results of operations of Guarantee Mutual Life Company and its subsidiaries.

Operating Results for the Three and Six Months Ended June 30, 1996 and 1995
     As part of the conversion to a stock life insurance company, Guarantee Life Insurance established a Closed Block to provide for dividends on certain policies that were in force on the Effective Date. After the Effective Date, the operating results from the Closed Block are reported on one line, Contribution from closed block, in the 1996 consolidated statement of income. For comparability with 1995, the following table presents the results of operations for the three and six months ended June 30, 1996 combined with the results of operations of the Closed Block. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

Combined Results of Operations

                                                               Three Months Ended      Six Months Ended
                                                                     June 30,              June 30,
                                                               ------------------    -------------------
                                                                 1996      1995        1996       1995
                                                               -------   --------    --------   --------
                                                                 (In thousands)        (In thousands)
Revenues:
  Premiums and policyholder assessments, net................   $50,138   $ 49,615    $100,369   $ 98,494
  Investment income, net....................................    19,192     18,453      37,627     36,384
  Realized investment gains.................................        57      1,121         170      1,431
  Ceding commissions and other income.......................     3,290      4,827       5,810      9,507
                                                               -------   --------    --------   --------
Total revenues..............................................    72,677     74,016     143,976    145,816

Policyholder benefits and expenses:
  Gross benefits............................................    38,264     45,877      79,947     92,413
  Reinsurance recoveries....................................    (7,501)   (10,733)    (15,148)   (20,394)
  Interest credited to policyholder account balances........     6,274      6,397      12,731     12,742
                                                               -------   --------    --------   --------
  Total policyholder benefits...............................    37,037     41,541      77,530     84,761
  Total Expenses............................................    26,312     23,628      51,043     47,361
  Dividends to policyholders................................     2,632      2,630       5,514      5,394
                                                               -------   --------    --------   --------
Total policyholder benefits, expenses and dividends.........    65,981     67,799     134,087    137,516
                                                               -------   --------    --------   --------

Income from continuing operations before income taxes.......     6,696      6,217       9,889      8,300
Income tax expense..........................................     2,344      2,911       3,461      4,555
                                                               -------   --------    --------   --------
Net income from continuing operations.......................   $ 4,352   $  3,306    $  6,428   $  3,745
                                                               =======   ========    ========   ========


     Investment Income, Net. Net investment income increased $739 thousand, or 4.0% for the second quarter of 1996 over 1995, and $1.2 million, or 3.4% for the six months ended June 30. This increase was caused mainly by the $19.9 million increase in the average invested asset base for 1996 over 1995. The investment yield was 8.2% for both 1996 and 1995. At June 30, 1996, invested assets and cash and cash equivalents had decreased $24.5 million from December 31, 1995. Significant decreases during 1996 include a $28.0 million decrease in unrealized gain on invested assets recorded at fair value, as well as payments in January, 1996 to those policyholders receiving cashouts as part of the demutualization, and to the IRS to settle the examination of Guarantee Life's 1992 federal income tax return.

     Realized Investment Gains. Net realized investment gains decreased $1.1 million for the second quarter of 1996 from 1995, and $1.3 million for the six months ended June 30. Gains and losses occur primarily as a result of dispositions of Guarantee Life's invested assets as part of its ongoing investment management activity. The primary transactions during 1996 included the sale of a block of equity securities, as well as the recognition of a decline in value of a fixed maturity security that was deemed to be other than temporary.

     Income Tax Expense.   Income tax expense decreased $567 thousand for the
second quarter of 1996 from 1995, and $1.1 million for the six months ended June
30. These decreases are due primarily to the absence in 1996 of the equity add-on tax of $819 thousand for the second quarter and $1.7 million for the six months ended June 30 which was recorded in 1995. Increased taxes on the higher pre-tax earnings offset this decrease.


  Insurance Operations--Group

     The following tables set forth Guarantee Life's group insurance underwriting income for the three and six months ended June 30, 1996 and 1995.

                                                                     Group Underwriting Income
                                                                    Three Months Ended June 30,
                                                  --------------------------------------------------------------
                                                              1996                             1995
                                                  -----------------------------    -----------------------------
                                                                           (In thousands)
                                                    Core    Specialty                Core    Specialty
                                                  Products   Products    Total     Products   Products    Total
                                                  --------  ---------  --------    --------  ---------  --------
Gross insurance premiums.......................   $31,713   $ 17,613   $ 49,326    $26,650   $ 25,429   $ 52,079
Ceded to reinsurers............................      (743)   (10,232)   (10,975)      (583)   (13,419)   (14,002)
                                                  -------   --------   --------    -------   --------   --------
Net premiums...................................    30,970      7,381     38,351     26,067     12,010     38,077
Ceding Commissions.............................        --      3,175      3,175         88      4,707      4,795
                                                  -------   --------   --------    -------   --------   --------
  Total net premiums and ceding
   commissions.................................    30,970     10,556     41,526     26,155     16,717     42,872
Gross policyholder benefits....................    20,881      9,228     30,109     18,415     18,697     37,112
Ceded to reinsurers............................       (70)    (6,908)    (6,978)      (498)    (9,833)   (10,331)
                                                  -------   --------   --------    -------   --------   --------
Net benefits...................................    20,811      2,320     23,131     17,917      8,864     26,781
Policy acquisition costs and expenses..........    11,523      6,762     18,285      8,668      8,522     17,190
                                                  -------   --------   --------    -------   --------   --------
  Total net benefits and expenses..............    32,334      9,082     41,416     26,585     17,386     43,971
                                                  -------   --------   --------    -------   --------   --------
Underwriting gain (loss).......................   $(1,364)  $  1,474   $    110    $  (430)  $   (669)  $ (1,099)
                                                  =======   ========   ========    =======   ========   ========

                                                                    Group Underwriting Income
                                                                    Six Months Ended June 30,
                                                  --------------------------------------------------------------
                                                              1996                             1995
                                                  -----------------------------    -----------------------------
                                                                           (In thousands)
                                                    Core    Specialty                Core    Specialty
                                                  Products   Products    Total     Products   Products    Total
                                                  --------  ---------  --------    --------  ---------  --------
Gross insurance premiums.......................   $61,019   $ 36,135   $ 97,154    $52,376   $ 51,110   $103,486
Ceded to reinsurers............................    (1,139)   (19,160)   (20,299)    (1,797)   (26,779)   (28,576)
                                                  -------   --------   --------    -------   --------   --------
Net premiums...................................    59,880     16,975     76,855     50,579     24,331     74,910
Ceding Commissions.............................      (176)     5,787      5,611        241      9,149      9,390
                                                  -------   --------   --------    -------   --------   --------
  Total net premiums and ceding
   commissions.................................    59,704     22,762     82,466     50,820     33,480     84,300
                                                  -------   --------   --------    -------   --------   --------
Gross policyholder benefits....................    39,274     22,015     61,289     37,447     36,873     74,320
Ceded to reinsurers............................        48    (13,638)   (13,590)      (498)   (18,354)   (18,852)
                                                  -------   --------   --------    -------   --------   --------
Net benefits...................................    39,322      8,377     47,699     36,949     18,519     55,468
Policy acquisition costs and expenses..........    22,188     13,417     35,605     16,810     16,593     33,403
                                                  -------   --------   --------    -------   --------   --------
  Total net benefits and expenses..............    61,510     21,794     83,304     53,759     35,112     88,871
                                                  -------   --------   --------    -------   --------   --------
Underwriting gain (loss).......................   $(1,806)  $    968   $   (838)   $(2,939)  $ (1,632)  $ (4,571)
                                                  =======   ========   ========    =======   ========   ========

     Core products net premiums increased $4.9 million, or 18.8% for the second quarter of 1996 over 1995, and $9.3 million, or 18.4% for the six months ended June 30. These increases are due primarily to increased sales of all core products through the existing seventeen regional group offices and the opening of two additional regional group offices in Boston and Phoenix.

     Specialty products net premiums decreased $4.6 million, or 38.5% for the second quarter of 1996 over 1995 and $7.4 million, or 30.2% for the six months ended June 30. These decreases were primarily due to Guarantee Life's decision to stop writing the SMART fully insured major medical product in 1995, causing a $3.6 million reduction in net premiums in the second quarter and a $6.1 million reduction in net premiums for the six months ended June 30. During the second quarter of 1996, Guarantee Life continued to manage growth in the excess loss product line during the current cycle in the group health insurance industry. As a result, excess loss net premiums decreased $1.3 million in the second quarter and $1.6 million for the six months ended June 30.

     Core products net benefits increased $2.9 million, or 16.2% for the second quarter of 1996 over 1995 and $2.4 million, or 6.4% for the six months ended June 30. These increases are the net effect of the increase caused by higher premium volume, which was offset by significant improvement in underwriting experience, especially in the dental, short-term disability, and long-term disability product lines.

     Specialty products net benefits decreased $6.5 million, or 73.8% for the second quarter of 1996 from 1995 and $10.1 million, or 54.8% for the six months ended June 30. These decreases were caused by lower premium volume combined with improved underwriting experience in both the SMART and excess loss product lines.

     Total group expenses increased $1.1 million, or 6.4% for the second quarter of 1996 over 1995 and $2.2 million, or 6.6% for the six months ended June 30. These increases were primarily due to increased spending in the home office and regional group offices, as significant additions were made to personnel and information systems after March 1995 in support of the growth of the core product lines.

  Insurance Operations--Individual
     The following table sets forth certain summarized financial data for Guarantee Life's individual insurance business for the three and six months ended June 30, 1996, and 1995.

                                                                       Three Months       Six Months
                                                                      Ended June 30,     Ended June 30,
                                                                     ----------------   ----------------
                                                                       1996    1995       1996    1995
                                                                     -------  -------   -------  -------
                                                                      (In thousands)     (In thousands)
Revenues:
  Premiums and policyholder assessments, net of reins. ceded......   $11,787  $11,538   $23,514  $23,584
  Investment income, net..........................................    16,438   16,142    32,382   31,720
  Realized investment gains.......................................       133      908       908    1,159
  Ceding commissions and other income.............................       116       33       200      118
                                                                     -------  -------   -------  -------
Total revenues....................................................    28,474   28,621    57,004   56,581

Policyholder benefits and expenses:
  Gross benefits..................................................     8,155    8,765    18,658   18,093
  Ceded to reinsurers.............................................      (523)    (402)   (1,558)  (1,542)
  Interest credited to account balances...........................     6,274    6,397    12,731   12,742
                                                                     -------  -------   -------  -------
  Total policyholder benefits.....................................    13,906   14,760    29,831   29,293
  Expenses........................................................     7,675    6,438    14,084   13,958
  Dividends to policyholders......................................     2,632    2,630     5,514    5,394
                                                                     -------  -------   -------  -------
Total policyholder benefits, expenses and dividends...............    24,213   23,828    49,429   48,645
                                                                     -------  -------   -------  -------
Income from continuing operations before income taxes.............   $ 4,261  $ 4,793   $ 7,575  $ 7,936
                                                                     =======  =======   =======  =======

     Net premiums and policyholder assessments increased $249 thousand, or 2.2% for the second quarter of 1996 over 1995 and were level for the six months ended June 30. This increase is the result of growth in the universal life product line.

    Total individual policyholder benefits decreased $854 thousand, or 5.8% for the second quarter of 1996 from 1995. Excluding interest credited to policyholder account balances, total individual policyholder benefits decreased $731 thousand, or 8.7% for the second quarter 1996 from 1995, due to improved mortality in both the traditional and universal life product lines. Interest credited on policyholder account balances decreased $123 thousand, or 1.9% for the second quarter of 1996 from 1995. This decrease was due to lower crediting rates on both universal life and annuity products.

     Total individual policyholder benefits increased $538 thousand, or 1.8% for the first six months of 1996 over 1995. Excluding interest credited to policyholder account balances, total individual policyholder benefits increased $549 thousand, or 3.3% for the first six months of 1996 over 1995, due to higher claims in both the traditional and universal product lines. Interest credited on policyholder account balances for the six month period decreased only slightly in 1996, as lower rates offset the increased account values. Weighted average interest crediting rates for the six months ending June 30, 1996 and 1995 were 5.87% and 5.97% for universal life products and 5.49% and 5.89% for annuities.

     Total individual expenses increased $1.2 million or 19.2% for the second quarter of 1996 over 1995, but were flat for the six months ended June 30. The second quarter increase is due to an increase in DPAC amortization, caused by the improved mortality in the universal life product line. Offsetting this, the individual insurance business has successfully implemented several expense management initiatives, contributing to decreases in other operating expenses of $18 thousand and $514 thousand for the second quarter and year to date, respectively.

     Policyholder dividends increased slightly during 1996, reflecting an unchanged dividend scale applied to slightly higher policy values.

Liquidity and Capital Resources
     The Holding Company's ability to pay dividends to its shareholders and meet its obligations, including debt service and operating expenses, primarily depends upon its net income and the receipt of sufficient funds from its insurance subsidiaries. The payment of dividends by Guarantee Life Insurance is regulated under Nebraska law. Under Nebraska law, Guarantee Life Insurance may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Director to pay a dividend, if such dividend would exceed certain statutory limitations. Effective March 13, 1996, the statutory limitation was amended from "the lesser of" to "the greater of"
(i) 10% of Guarantee Life Insurance's capital and surplus as of the preceding year end and (ii) the net gain from operations for the previous calendar year. Nebraska law gives the Director broad discretion to disapprove requests for dividends in excess of these limits. Based on this limitation and 1995 statutory results, Guarantee Life Insurance would be able to pay $10.2 million in dividends to the Holding Company in 1996 without obtaining the Director's approval. However, Guarantee Life Insurance had undertaken with the Nebraska Department of Insurance, in connection with the demutualization, that it would not, without the prior approval of the Director, declare or pay any dividends to the Holding Company before June 26, 1996.

     Historically, Guarantee Life has generated positive cash flow from operating activities and net deposits to policyholder accounts, and used these funds to purchase fixed maturity securities or other invested assets. During the six months ended June 30, 1996, Guarantee Life made significant payments for income taxes and policyholder cashouts in conjunction with the demutualization. Additionally, as the policy and contract claims associated with the SMART and Special Risk product lines run off, and if excess loss volume continues to decline, significant amounts of cash will be required from operations. If future sales and premium volumes are insufficient to fund these payments, cash may be required from investing or financing activities to fund these payments.

     On June 27, 1996, Guarantee Life Insurance signed a letter of intent to acquire Security Life Insurance Company of America's entire universal life insurance block of business in a cash transaction for a purchase price of $8.5 million, which will be funded from existing capital resources. This acquisition is expected to add approximately 21,000 policies and $51 million of policyholder account balances to Guarantee Life's individual life insurance business. This transaction closed on July 31, 1996.

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

     Changes in interest rates have not had a significant impact on Guarantee Life's net income in the three or six months ended June 30, 1996, although the interest rate environment can affect sales of certain of Guarantee Life's product lines and may affect surrender and withdrawal rates. For example, Guarantee Life's annuity sales declined during 1995 and 1996, during which time Guarantee Life has maintained the spread between crediting rates and earned rates on its annuities and other interest-sensitive life insurance products. However, the profitability of Guarantee Life's products is based upon not only interest rate spreads but also on persistency, mortality, morbidity and expenses.



Part II OTHER INFORMATION

     ITEMS 1, 2, 3, and 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 9, 1996. The results of the matters voted upon at the Annual Meeting are shown below.

          Election of Directors.  The following directors were elected:
          ---------------------

                                                    Votes
                   Director           Votes For    Withheld    Term
               -------------------   ----------    --------   -------
               Frederick M. Bekins    5,378,297    121,892    3 years
               C. R. "Bob" Bell       5,378,061    122,128    3 years
               Thomas T. Hacking      5,381,671    118,518    3 years
               A. J. Scribante        5,380,821    119,368    3 years


          Directors whose terms of office continued after the Annual Meeting:

                                   Robert D. Bates
                                   John R. Cochran
                                   Eugene A. Conley
                                   Theodore C. Cooley
                                   James M. McClymond
                                   Bernard W. Reznicek
                                   Janice D. Stoney
                                   William F. Welsh II

          Independent Auditors.  The appointment of KPMG Peat Marwick LLP as
          --------------------
     the Company's independent auditors for the year 1996 was ratified with 5,340,730 votes for, 36,266 votes against and 123,193 abstentions/broker non-votes.


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

          10(b)     The Guarantee Life Companies Inc. and Guarantee Mutual Life
                    Company Executive Severance Plan**
          10(c)     Guarantee Mutual Life Company Retirement Plan**
          10(d)     Guarantee Mutual Life Company Supplemental Retirement Plan**
          10(e)     Guarantee Mutual Life Company Equalizer Plan**
          10(f)     Employment Agreement with Robert D. Bates**
          10(g)     Severance Agreement with Theodore C. Cooley**
          10(h)     Reinsurance Agreement between Mercantile and General
                    Reinsurance Company plc and Guarantee Mutual Life Company,
                    effective May 1, 1986**
          10(i)     Reinsurance Agreement between Mercantile and General
                    Reinsurance Company plc and Guarantee Mutual Life Company,
                    effective July 1, 1986**
          10(i)(a)  Letters dated September 8, 1995 regarding the Reinsurance
                    Agreement filed as Exhibit 10(i)**
          10(j)     Interests and Liabilities Agreement attached to Quota Share
                    Treaty between Guarantee Mutual Life Company and Lincoln
                    National Life Insurance Company, dated January 17, 1995**
          10(k)     Interests and Liabilities Agreement attached to Quota Share
                    Treaty between Guarantee Mutual Life Company and Phoenix
                    Home Life Mutual Insurance Company, dated January 17, 1995**
          10(l)     Guarantee Mutual Life Company Phantom Stock Plan as Amended
                    and Restated**
          10(m)     Amendment No. 1 to The Guarantee Life Companies Inc.'s 1994
                    Long Term Incentive Plan**
          10(n)     The Guarantee Life Companies Inc. Directors Stock Incentive
                    Plan
          27        Financial Data Schedule

          ---------------------------------------------------------------------
           **Incorporated by reference as an exhibit to Registrant's
             Registration Statement on Form S-1, Registration No. 33-92992.
          ***Incorporated by reference as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1995 (Commission File No.
             0-26788).

     (b) No current reports on Form 8-K have been filed during the fiscal quarter of the period covered by this report.







                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE GUARANTEE LIFE COMPANIES INC.


Date:  August 9, 1996                       /s/  WILLIAM L. BAUHARD
                               -------------------------------------------------
                                              William L. Bauhard
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)