Form 10-Q
period 1996-09-30
GUARANTEE LIFE COMPANIES INC
filed 1996-11-12
CIK 946149

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                            ----------------------
                                   FORM 10-Q
                            ----------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1996         Commission File Number  0-26788



                       THE GUARANTEE LIFE COMPANIES INC.
          (Exact Name of the Registrant as Specified in its Charter)

         Delaware                                    47-0785066
(State of Incorporation)                (I.R.S. Employer Identification Number)

                8801 Indian Hills Drive, Omaha, Nebraska 68114
                   (Address of Principal Executive Offices)

                 Registrant's telephone number: (402) 361-7300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Shares of common stock outstanding as of November 8, 1996: 9,944,383

================================================================================

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                      September 30,  December 31,
                                        Assets                                           1996            1995
                                        ------                                       -------------   ------------
Invested assets:                                                                       (unaudited)
     Fixed maturities:

          Available-for-sale, at fair value (amortized cost:  $522,861 and $490,667)   $ 521, 220      $  505,832
          Held-to-maturity, at amortized cost (fair value:  $149,560 and $158,131)..      142,277         140,046
                                                                                       ----------      ----------
                                                                                          663,497         645,878

     Equity securities, at fair value (cost $5,848 and $5,277)......................        6,155           5,999
     Mortgage loans, net............................................................       68,427          61,467
     Policy loans...................................................................       18,962          14,043
     Investment real estate, net....................................................        6,674           6,864
     Other invested assets, net.....................................................       14,082          17,322
     Closed block invested assets...................................................      296,279         304,557
                                                                                       ----------      ----------
Total invested assets...............................................................    1,074,076       1,056,130
Cash and cash equivalents...........................................................        8,009          25,301
Accrued investment income...........................................................       11,352          11,347
Ceded reinsurance recoverables......................................................       60,699          62,876
Accounts receivable, net............................................................       11,187           8,907
Deferred policy acquisition costs...................................................       84,997          70,168
Property, plant and equipment, net..................................................       20,355          20,340
Other assets .......................................................................        2,815           3,472
Closed block other assets...........................................................       25,487          22,234
                                                                                       ----------      ----------
Total assets .......................................................................   $1,298,977      $1,280,775
                                                                                       ==========      ==========

                         Liabilities and Shareholders' Equity
                         ------------------------------------
Future policy benefits:
     Life...........................................................................   $   41,632      $   37,982
     Accident and health............................................................       62,634          58,081
Policyholder account balances:
     Universal life contracts.......................................................      253,473         185,171
     Annuity contracts..............................................................      206,751         216,905
Policy and contract claims..........................................................       51,130          59,641
Other policyholder funds............................................................       13,476          12,793
Unearned premium revenue............................................................       10,374          10,505
Amounts payable to reinsurers.......................................................        5,374           7,359
Deferred income taxes...............................................................        4,014           5,630
Other liabilities...................................................................       24,665          41,546
Closed block liabilities............................................................      390,018         388,263
Discontinued operations.............................................................       35,748          50,637
                                                                                       ----------      ----------
Total liabilities...................................................................    1,099,289       1,074,513
                                                                                       ----------      ----------
Shareholders' equity:
     Common stock $0.01 par value; 30,000,000 shares authorized, 9,944,383 shares
        issued and outstanding......................................................           99              99
     Additional paid-in capital.....................................................      191,226         191,226
     Retained earnings..............................................................        9,974              11
     Unrealized appreciation (depreciation) of invested securities at fair value, net      (1,611)         14,926
                                                                                       ----------      ----------
Total shareholders' equity..........................................................      199,688         206,262
Commitments and contingencies.......................................................            -               -
                                                                                       ----------      ----------
Total liabilities and shareholders' equity..........................................   $1,298,977      $1,280,775
                                                                                       ==========      ==========

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands except share data)
                                  (unaudited)

                                                                                    Three Months Ended      Nine Months Ended
                                                                                      September 30,           September 30,
                                                                                      -------------           -------------
                                                                                    1996        1995        1996       1995
                                                                                 ---------   ---------   ---------   ---------
Revenues:
Insurance premiums:
     Life....................................................................    $  16,700   $  19,676   $  48,165   $  59,851
     Accident and health.....................................................       32,737      38,745     101,840     116,945
     Policyholder assessments................................................        7,048       5,125      18,814      16,581
     Premiums ceded to reinsurers............................................     (11 ,878)    (14,285)    (34,999)    (45,621)
                                                                                 ---------   ---------   ---------   ---------
                                                                                    44,607      49,261     133,820     147,756
Investment income, net.......................................................       13,682      19,310      40,162      55,695
Realized investment gains (losses)...........................................         (212)        (21)        (26)      1,410
Contribution from closed block...............................................          980           -       2,412           -
Ceding commissions and other income..........................................        3,836       4,349       9,639      13,856
                                                                                 ---------   ---------   ---------   ---------

Total revenues...............................................................       62,893      72,899     186,007     218,717
                                                                                 ---------   ---------   ---------   ---------

Policyholder benefits:
Life ........................................................................       13,438      18,597      40,958      54,147
Accident and health..........................................................       20,757      26,105      62,346      82,968
Reinsurance recoveries.......................................................      (10,410)    (11,982)    (25,612)    (32,376)
                                                                                 ---------   ---------   ---------   ---------
                                                                                    23,785      32,720      77,692     104,739
Interest credited to policyholder account balances:
     Annuity contracts.......................................................        2,755       3,088       8,513       9,278
     Universal contracts.....................................................        3,342       2,624       8,798       7,685
     Other...................................................................            1         759          (1)      2,251
                                                                                 ---------   ---------   ---------   ---------
Total policyholder benefits..................................................       29,883      39,191      95,002     123,953
                                                                                 ---------   ---------   ---------   ---------

Expenses:

Policy acquisition costs.....................................................       12,337      10,948      35,280      35,369
Other insurance operating expense............................................       13,078      13,089      38,240      36,029
                                                                                 ---------   ---------   ---------   ---------
Total expenses...............................................................       25,415      24,037      73,520      71,398
                                                                                 ---------   ---------   ---------   ---------

Dividends to policyholders...................................................            -       2,466          -        7,860
                                                                                 ---------   ---------   ---------   ---------

Income from continuing operations before income taxes........................        7,595       7,205      17,485      15,506
                                                                                 ---------   ---------   ---------   ---------
Income tax expense...........................................................        2,658       5,353       6,120       9,908
                                                                                 ---------   ---------   ---------   ---------
Net income from continuing operations........................................        4,959       1,852      11,365       5,598
                                                                                 ---------   ---------   ---------   ---------

Net income (loss) from discontinued operations...............................           22         671        (408)        915
Extraordinary charge for demutualization expense, net........................            -       2,547           -       5,848
                                                                                 ---------   ---------   ---------   ---------
Net income...................................................................    $   4,937   $     (24)  $  10,957   $     665
                                                                                 =========   =========   =========   =========

Earnings per common share:
   Weighted average common shares outstanding................................    9,944,383           -   9,944,383           -
                                                                                 =========   =========   =========   =========
   Net income from continuing operations.....................................    $     .50         N/A   $    1.14         N/A
                                                                                 =========   =========   =========   =========
   Net income................................................................    $     .50         N/A   $    1.10         N/A
                                                                                 =========   =========   =========   =========


    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                       1996              1995
                                                                                    ----------       -----------
Net cash provided (used) by operating activities.............................       $   (7,130)      $     5,249
                                                                                    ----------       -----------
Cash flows from investing activities:
   Purchase of fixed maturities..............................................         (163,380)         (163,046)
   Sales, maturities, calls and principal reductions of fixed maturities.....          171,447            159,587
   Purchase of mortgage loans................................................           (9,960)           (8,950)
   Proceeds from repayment of mortgage loans.................................            2,920             1,595
   Change in closed block invested assets....................................           (1,226)                -
   Other, net................................................................           (3,358)           (3,183)
                                                                                    ----------       -----------
     Net cash used by investing activities...................................           (3,557)          (13,997)
                                                                                    ----------       -----------
Cash flows from financing activities:
   Policy cashouts in connection with demutualization and IPO................           (6,877)                -
   Deposits to policyholder account balances.................................           34,165            37,658
   Withdrawals from policyholder account balances............................          (33,893)          (24,734)
   Extraordinary charge for demutualization expense..........................                             (5,848)
                                                                                    ----------       -----------
     Net cash provided (used) by financing activities........................           (6,605)            7,076
                                                                                    ----------       -----------
Net decrease in cash and cash equivalents....................................          (17,292)           (1,672)
Cash and cash equivalents at beginning of period.............................           25,301             2,553
                                                                                    ----------       -----------
Cash and cash equivalents at end of period...................................       $    8,009       $       881
                                                                                    ==========       ===========

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1996 and 1995

The following notes should be read in conjunction with the notes to consolidated financial statements contained in the 1995 Form 10-K of The Guarantee Life Companies Inc. ("Guarantee Life").

(1)  Summary of Significant Accounting Policies
     The accompanying condensed consolidated financial statements include The Guarantee Life Companies Inc. and its direct and indirect wholly-owned insurance subsidiaries. These financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the periods presented.

     Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1995, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1995.

(2)  Investments
     Fixed maturities at September 30, 1996 (in thousands) are as follows:

                                                                              Gross        Gross      Estimated
                                                                 Amortized  Unrealized   Unrealized      Fair
                                                                   Cost       Gains        Losses       Value
                                                                 ---------  -----------  -----------  ---------
     Available-for-sale:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies...........     $  72,134   $      268    $     338  $  72,064
          Obligations of states and political subdivisions..         6,129           31          223      5,937
          Debt securities issued by foreign governments.....        10,824          223          403     10,644
          Corporate securities..............................       248,709        6,957        4,949    250,717
          Mortgage-backed securities........................       185,065        2,122        5,329    181,858
                                                                 ---------   ----------    ---------  ---------
                                                                 $ 522,861   $    9,601    $  11,242  $ 521,220
                                                                 =========   ==========    =========  =========
     Held-to-maturity:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies...........     $   3,246            -    $      13  $   3,233
          Corporate securities..............................       139,031        8,193          897    146,327
                                                                 ---------   ----------    ---------    -------
                                                                 $ 142,277   $    8,193    $     910  $ 149,560
                                                                 =========   ==========    =========  =========

(3)   Closed Block
      Summarized condensed financial information of the closed block as of September 30, 1996 (in thousands) is as follows:

                                                   Assets
                                                   ------
      Invested assets:
          Fixed maturities:
             Available-for-sale, at fair value ($186,690 amortized cost).........................        $185,817
             Held-to-maturity, at amortized cost ($60,575 fair value)............................          57,626
                                                                                                         --------
                                                                                                          243,443
          Policy loans...........................................................................          48,653
          Other invested assets, net.............................................................           4,183
                                                                                                         --------
      Total invested assets......................................................................         296,279
      Cash and cash equivalents..................................................................           5,245
      Accrued investment income..................................................................           5,340
      Ceded reinsurance recoverables.............................................................           1,230
      Accounts receivable, net...................................................................            (634)
      Deferred policy acquisition costs..........................................................          14,306
                                                                                                         --------
      Total closed block assets..................................................................        $321,766
                                                                                                         ========

                                              Liabilities
                                              -----------
      Life future policy benefits...................................   $301,876
      Policyholder account balances for annuity contracts...........        885
      Policy and contract claims....................................        312
      Other policyholder funds......................................     72,295
      Dividends payable to policyholders............................      7,622
      Deferred income taxes.........................................       (249)
      Other liabilities.............................................      7,277
                                                                          -----
      Total closed block liabilities................................   $390,018
                                                                       ========

      Condensed statements of income for the closed block for the three and nine months ended September 30, 1996 (in thousands) are as follows:

                                                                                Three Months Ended     Nine Months Ended
                                                                                September 30, 1996     September 30, 1996
                                                                                ------------------     ------------------
      Revenues:
      Insurance premiums and policyholder assessments, net of reinsurance.......       $ 5,498              $16,653
      Investment income, net....................................................         5,290               16,436
      Realized investment gains ................................................            69                   53
      Other income..............................................................             1                   10
                                                                                       -------              -------
      Total revenues............................................................        10,858               33,152
                                                                                       -------              -------

      Policyholder benefits and expenses:
      Total policyholder benefits...............................................         5,627               18,039
      Policy acquisition costs..................................................           465                1,493
      Other insurance operating expense.........................................         1,156                3,064
                                                                                       -------              -------
      Total benefits and expenses...............................................         7,248               22,596
      Dividends to policyholders................................................         2,630                8,144
                                                                                       -------              -------
      Contribution from the closed block........................................       $   980              $ 2,412
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

      The excess of closed block liabilities over closed block assets as of September 30, 1996, represents the estimated future contribution from closed block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

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

Background
     On December 26, 1995 (the "Effective Date"), Guarantee Mutual Life Company was converted to a stock life insurance company, Guarantee Life Insurance Company ("Guarantee Life Insurance"), and became a wholly-owned subsidiary of The Guarantee Life Companies Inc. (the "Holding Company"). The Holding Company had no significant operating results during 1995. The consolidated financial condition and results of operations of The Guarantee Life Companies Inc. and subsidiaries (together, "Guarantee Life") for all periods prior to the Effective Date, including for the three and nine months ended September 30, 1995, represent the financial condition and results of operations of Guarantee Mutual Life Company and its subsidiaries.

Operating Results for the Three and Nine Months Ended September 30, 1996 and
1995
     As part of the conversion to a stock life insurance company, Guarantee Life Insurance established a closed block to provide for dividends on certain policies that were in force on the Effective Date. After the Effective Date, the operating results from the Closed Block are reported on one line, Contribution from closed block, in the 1996 consolidated statement of income. For comparability with 1995, the following table presents the results of operations for the three and nine months ended September 30, 1996 combined with the results of operations of the Closed Block. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

Combined Results of Operations

                                                                        Three Months Ended         Nine Months Ended
                                                                          September 30,              September 30,
                                                                          -------------              -------------
                                                                      1996            1995        1996           1995
                                                                      ----            ----        ----           ----
                                                                         (In thousands)              (In thousands)
Revenues:
     Premiums and policyholder assessments, net.................     $50,105       $ 49,261     $150,473      $147,756
     Investment income, net.....................................      18,972         19,310       56,598        55,695
     Realized investment gains (losses).........................        (143)           (21)          27         1,410
     Ceding commissions and other income........................       3,837          4,349        9,649        13,856
                                                                     -------       --------     --------      --------
Total revenues..................................................      72,771         72,899      216,747       218,717

Policyholder benefits and expenses:
     Gross benefits.............................................      38,982         44,702      118,932       137,115
     Reinsurance recoveries.....................................     (10,329)       (11,982)     (25,478)      (32,376)
     Interest credited to policyholder account balances.........       6,857          6,471       19,587        19,214
                                                                     -------       --------     --------      --------
     Total policyholder benefits................................      35,510         39,191      113,041       123,953
     Total expenses.............................................      27,036         24,037       78,077        71,398
     Dividends to policyholders.................................       2,630          2,466        8,144         7,860
                                                                     -------       --------     --------      --------
Total policyholder benefits, expenses and dividends.............      65,176         65,694      199,262       203,211
                                                                     -------       --------     --------      --------

Income from continuing operations before income taxes...........       7,595          7,205       17,485        15,506
Income tax expense..............................................       2,658          5,353        6,120         9,908
                                                                     -------       --------     --------      --------
Net income from continuing operations...........................    $  4,937       $  1,852    $  11,365     $   5,598
                                                                    ========       ========    =========     =========

     Investment Income, Net. Net investment income decreased $338 thousand, or 1.8% for the third quarter of 1996 from 1995, and increased $903 thousand, or 1.6% for the nine months ended September 30. This increase was caused mainly by the $19.3 million increase in the average invested asset base for 1996 over 1995. The investment yield was 8.2% for 1996 and 8.3% for 1995. At September 30, 1996, invested assets and cash and cash equivalents had increased $654 thousand from December 31, 1995. Significant increases include $45.9 million assets acquired from Security Life Insurance Company of American on July 31, 1996. Significant decreases during 1996 include a $17.6 million decrease in unrealized gain on invested assets recorded at fair value, as well as payments in January 1996, to those policyholders receiving cashouts as part of the demutualization, and to the IRS to settle the examination of Guarantee Life's 1992 federal income tax return.

     Realized Investment Gains. Net realized investment gains and losses decreased $122 thousand for the third quarter of 1996 from 1995, and $1.4 million for the nine months ended September 30. Gains and losses occur primarily as a result of dispositions of Guarantee Life's invested assets as part of its ongoing investment management activity. The primary transactions during 1996 included the sale of a block of equity securities, as well as the recognition of a decline in value of two fixed maturity securities that was deemed to be other than temporary.

     Income Tax Expense. Income tax expense decreased $2.7 million for the third quarter of 1996 from 1995, and $3.8 million for the nine months ended September 30. These decreases are due primarily to the absence in 1996 of the equity add-on tax of $2.0 million for the third quarter and $3.7 million for the nine months ended September 30 which was recorded in 1995. Increased taxes on the higher pre-tax earnings offset this decrease.

   Insurance Operations--Group
     The following tables set forth Guarantee Life's group insurance under-writing income for the three and nine months ended September 30, 1996 and 1995.


                                                                        Group Underwriting Income

                                                                    Three Months Ended September 30,
                                                 --------------------------------------------------------------------------
                                                                1996                                    1995
                                                 -------------------------------------     --------------------------------
                                                                                 (In thousands)
                                                     Core       Specialty                   Core        Specialty
                                                   Products      Products       Total       Products     Products      Total
                                                  ---------     ---------     ---------     --------     --------    ---------
Gross insurance premiums..................         $32,055       $14,948       $ 47,003      $27,003      $24,382     $ 51,385
Ceded to reinsurers.......................            (674)       (9,825)       (10,499)        (916)     (11,784)     (12,700)
                                                   --------      -------       ---------     --------     --------    ---------
Net premiums..............................          31,381         5,123         36,504       26,087       12,598       38,685
Ceding commissions........................               -         3,687          3,687           69        4,221        4,290
                                                   --------      -------       ---------     --------     --------    ---------
   Total net premiums and ceding
     commissions..........................          31,381         8,810         40,191       26,156       16,819       42,975
                                                   --------      -------       ---------     --------     --------    ---------
Gross policyholder benefits...............          19,821         9,145         28,966       15,769       18,173       33,942
Ceded to reinsurers.......................            (529)       (8,916)        (9,445)         417       (9,519)      (9,102)
                                                   --------      -------       ---------     --------     --------    ---------
Net benefits..............................          19,292           229         19,521       16,186        8,654       24,840
Policy acquisition costs and expenses.....          11,966         6,374         18,340        9,966        8,888       18,854
                                                   --------      -------       ---------     --------     --------    ---------
   Total net benefits and expenses........          31,258         6,603         37,861       26,152       17,542       43,694
                                                   --------      -------       ---------     --------     --------    ---------
Underwriting gain (loss) .................         $   123      $  2,207       $  2,330      $     4     ($   723)   ($    719)
                                                   ========     ========       =========     ========    =========   ==========

                                                                          Group Underwriting Income
                                                                       Nine Months Ended September 30,
                                                 --------------------------------------------------------------------------
                                                                1996                                    1995
                                                 -------------------------------------     --------------------------------
                                                                                 (In thousands)
                                                     Core       Specialty                   Core        Specialty
                                                   Products      Products       Total       Products     Products      Total
                                                  ---------     ---------     ---------     --------     --------    ---------
Gross insurance premiums..................         $93,072       $51,082       $144,154      $79,381      $75,491     $154,872
Ceded to reinsurers.......................          (1,813)      (28,984)       (30,797)      (2,713)     (38,563)     (41,276)
                                                   --------     ---------      ---------     --------     --------    ---------
Net premiums..............................          91,259        22,098        113,357       76,668       36,928      113,596
Ceding commissions........................            (176)        9,475          9,299          309       13,370       13,679
                                                   --------     ---------      ---------     --------     --------    ---------
   Total net premiums and ceding
     commissions..........................          91,083        31,573        122,656       76,977       50,298      127,275
Gross policyholder benefits...............          59,097        31,161         90,258       53,217       55,045      108,262
Ceded to reinsurers.......................            (481)      (22,555)       (23,036)         (81)     (27,873)     (27,954)
                                                   --------     ---------      ---------     --------     --------    ---------
Net benefits..............................          58,616         8,606         67,222       53,136       27,172       80,308
Policy acquisition costs and expenses.....          34,150        19,793         53,943       26,776       25,481       52,257
                                                   --------      --------      ---------     --------     -------     ---------
   Total net benefits and expenses........          92,766        28,399        121,165       79,912       52,653      132,565
                                                   --------      --------      ---------     --------     -------     ---------
Underwriting gain (loss) .................        ($ 1,683)      $ 3,174       $  1,491     ($ 2,935)    ($ 2,355)    ($ 5,290)
                                                  =========      ========      =========    =========    =========    =========

     Core products net premiums increased $5.3 million, or 20.3% for the third quarter of 1996 over 1995, and $14.6 million, or 19.0% for the nine months ended September 30. These increases are due primarily to increased sales of all core products through the existing seventeen regional group offices and the opening of three additional regional group offices in Boston, Phoenix, and Miami during 1996. First year annualized premiums for core products generated from the regional group offices have increased $10.1 million, or 42.2% to $34.0 million during the first nine months of 1996 over 1995.

     Specialty products net premiums decreased $7.5 million, or 59.3% for the third quarter of 1996 from 1995 and $14.8 million, or 40.2% for the nine months ended September 30. These decreases were primarily due to Guarantee Life's decision to stop writing the SMART fully insured major medical product in 1995, causing a $5.3 million reduction in net premiums in the third quarter and a $11.4 million reduction in net premiums for the nine months ended September 30. During the third quarter of 1996, Guarantee Life continued to manage growth in the excess loss product during the current cycle in the group health insurance industry. As a result, excess loss net premiums decreased $2.3 million in the third quarter and $3.8 million for the nine months ended September 30.

     Core products net benefits increased $3.1 million, or 19.2% for the third quarter of 1996 over 1995 and $5.5 million, or 10.3% for the nine months ended September 30. These increases are the net effect of the increase caused by higher premium volume, which was offset by significant improvement in underwriting experience in all core products.

     Specialty products net benefits decreased $8.4 million, or 97.4% for the third quarter of 1996 from 1995 and $18.6 million, or 68.3% for the nine months ended September 30. These decreases were caused by lower premium volume combined with improved underwriting experience in both the SMART and excess loss products.

     Total group expenses decreased $514 thousand, or 2.7% for the third quarter of 1996 from 1995 and increased $1.7 million, or 3.2% for the nine months ended September 30. These changes are the net effects of increases in variable expenses such as commissions and premium taxes from increased premiums in core products, offset by decreases in the corresponding expenses in specialty products. Other operating expenses for core products have increased over 1995 at a decreasing rate, as the business has grown. Certain operating expenses for specialty products are decreasing, but at a slower rate than net premiums, as the block of business must be administered during the runoff of the SMART product and the management of the excess loss product during the current cycle in the group health insurance industry.

   Insurance Operations--Individual
     The following table sets forth certain summarized financial data for Guarantee Life's individual insurance business for the three and nine months ended September 30, 1996, and 1995.

                                                                            Three Months               Nine Months
                                                                        Ended September 30,        Ended September 30,
                                                                        -------------------        -------------------
                                                                         1996         1995          1996         1995
                                                                         ----         ----          ----         ----
                                                                           (In thousands)             (In thousands)
Revenues:
     Premiums and policyholder assessments, net...................     $13,601      $10,576      $37,116      $34,160
     Investment income, net.......................................      16,295       16,454       48,676       48,174
     Realized investment gains....................................         147           20        1,056        1,179
     Ceding commissions and other income..........................         150           59          350          177
                                                                       -------      -------      -------      -------
Total revenues....................................................      30,193       27,109       87,198       83,690

Policyholder benefits and expenses:
     Gross benefits...............................................      10,016       10,760       28,674       28,853
     Ceded to reinsurers..........................................        (884)      (2,880)      (2,442)      (4,422)
     Interest credited to account balances........................       6,857        6,471       19,587       19,214
                                                                       -------      -------      -------      -------
     Net policyholder benefits....................................      15,989       14,351       45,819       43,645
     Expenses.....................................................       8,345        5,183       22,429       19,141
     Dividends to policyholders...................................       2,630        2,466        8,144        7,860
                                                                       -------      -------      -------      -------
Total policyholder benefits, expenses and dividends...............      26,964       22,000       76,392       70,646
                                                                       -------      -------      -------      -------
Income from continuing operations before income taxes.............     $ 3,229     $  5,109      $10,806      $13,044
                                                                       =======     ========      =======      =======

     Net premiums and policyholder assessments increased $3.0 million, or 28.6% for the third quarter of 1996 over 1995 and $3.0 million, or 8.7% for the nine months ended September 30. Approximately $1.2 million of these increases were generated by the block of universal life policies acquired during the quarter. Universal life products accounted for the remainder of the increases.

     Total individual policyholder benefits increased $1.6 million, or 11.4% for the third quarter of 1996 from 1995. Excluding interest credited to policyholder account balances, total individual policyholder benefits increased $1.3 million, or 15.9% for the third quarter 1996 from 1995, due to a combination of the universal life policies acquired during the quarter, increased mortality in the universal life products, offset by improved mortality in the traditional products. Interest credited on policyholder account balances increased $386 thousand, or 6.0% for the third quarter of 1996 from 1995. This increase was due to the combination of the interest on the new block of universal life policies and significant increases in universal life account balances, offset by lower crediting rates on both the annuity and universal life account balances.

     Total individual policyholder benefits increased $2.2 million, or 5.0% for the first nine months of 1996 over 1995. Excluding interest credited to policyholder account balances, total individual policyholder benefits increased $1.8 million, or 7.4% for the first nine months of 1996 over 1995, due to higher claims in both the traditional and universal product lines, as well as increase from the block of universal life policies acquired. Interest credited on policyholder account balances for the nine month period increased $373 thousand, 2.0%, for the first nine months of 1996 over 1995, as the interest on the acquired universal life policies was partially offset by lower rates on increased account values. Weighted average interest crediting rates for the nine months ending September 30, 1996 and 1995 were 5.90% and 6.01% for universal life products and 5.49% and 5.94% for annuities.

     Total individual expenses increased $3.2 million or 61.0% for the third quarter of 1996 over 1995, and $3.3 million, or 17.2% for the nine months ended September 30. The increase is due to an increase in DPAC amortization, which increased $3.3 million over 1995, due to improved margins in the universal life product, and a smaller change in estimates based on actual experience in 1996 compared to 1995.

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

     Historically, Guarantee Life has generated positive cash flow from operating activities and net deposits to policyholder accounts, and used these funds to purchase fixed maturity securities or other invested assets. During the nine months ended September 30, 1996, Guarantee Life made significant payments for income taxes and policyholder cashouts in conjunction with the demutualization. Additionally, as the policy and contract claims associated with the SMART and Special Risk products run off, significant amounts of cash will be required from operations. If future sales and premium volumes are insufficient to fund these payments, cash may be required from investing or financing activities to fund these payments.

     On July 31, 1996, Guarantee Life Insurance acquired Security Life Insurance Company of America's entire universal life insurance block of business in a cash transaction for a purchase price of $5.4 million, which was funded from existing capital resources. This acquisition added approximately 21,000 policies, $45.9 million of invested assets, and $56.6 million of policyholder account balances to Guarantee Life's individual life insurance business.

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

     Changes in interest rates have not had a significant impact on Guarantee Life's net income in the three or nine months ended September 30, 1996, although the interest rate environment can affect sales of certain of Guarantee Life's products and may affect surrender and withdrawal rates. For example, Guarantee Life's annuity sales declined during 1995 and 1996, during which time Guarantee Life has maintained or increased the spread between crediting rates and earned rates on its annuities and other interest-sensitive life insurance products. However, the profitability of Guarantee Life's products is based upon not only interest rate spreads but also on persistency, mortality, morbidity and expenses.

Part II OTHER INFORMATION

     ITEMS 1, 2, 3, 4, and 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

     ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are being filed pursuant to Item 6(a) of Form 10-Q. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

         2(a)     Plan of Conversion of Guarantee Mutual Life Company **
         2(b)     Amendment No. 1 to Plan of Conversion **
         3(a)     Amended and Restated Certificate of Incorporation of The
                  Guarantee Life Companies Inc. ***
         3(b)     Amended and Restated Bylaws of The Guarantee Life Companies
                  Inc. ***
         4        Form of Certificate of The Guarantee Life Companies Inc.
                  Common Stock, par value $0.01 per share **
         10(a)    The Guarantee Life Companies Inc.'s 1994 Long Term Incentive
                  Plan **
         10(b)    The Guarantee Life Companies Inc. and Guarantee Mutual Life
                  Company Executive Severance Plan **
         10(c)    Guarantee Mutual Life Company Retirement Plan **
         10(d)    Guarantee Mutual Life Company Supplemental Retirement Plan **
         10(e)    Guarantee Mutual Life Company Equalizer Plan **
         10(f)    Employment Agreement with Robert D. Bates **
         10(g)    Severance Agreement with Theodore C. Cooley **
         10(h)    Reinsurance Agreement between Mercantile and General
                  Reinsurance Company plc and Guarantee Mutual Life Company,
                  effective May 1, 1986 **
         10(i)    Reinsurance Agreement between Mercantile and General
                  Reinsurance Company plc and Guarantee Mutual Life Company,
                  effective July 1, 1986 **
         10(i)(a) Letters dated September 8, 1995 regarding the Reinsurance
                  Agreement filed as Exhibit 10(i) **
         10(j)    Interests and Liabilities Agreement attached to Quota Share
                  Treaty between Guarantee Mutual Life Company and Lincoln
                  National Life Insurance Company, dated January 17, 1995 **
         10(k)    Interests and Liabilities Agreement attached to Quota Share
                  Treaty between Guarantee Mutual Life Company and Phoenix Home
                  Life Mutual Insurance Company, dated January 17, 1995 **
         10(l)    Guarantee Mutual Life Company Phantom Stock Plan as Amended
                  and Restated **
         10(m)    Amendment No. 1 to The Guarantee Life Companies Inc.'s 1994
                  Long Term Incentive Plan **
         10(n)    The Guarantee Life Companies Inc. Directors Stock Incentive
                  Plan *
         10(o)    Amendment No. 1 to The Guarantee Life Companies Inc. Directors
                  Stock Incentive Plan
         10(p)    Revised Exhibit A to The Guarantee Life Companies Inc. and
                  Guarantee Life Insurance Company Executive Severance Plan
         27       Financial Data Schedule

         -----------------------------------------------------------------------
         * Incorporated by reference as an exhibit to Registrant's Form 10-Q for the fiscal quarter ended June 30, 1996 (Commission File No. 0-26788).

         ** Incorporated by reference as an exhibit to Registrant's Registration
            Statement on Form S-1, Registration No. 33-92992.

         *** Incorporated by reference as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1995 (Commission File
             No. 0-26788).


     (b) No reports on Form 8-K have been filed during the quarter for this report is filed.






                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE GUARANTEE LIFE COMPANIES INC.




Date:  November 8, 1996                    /s/ WILLIAM L. BAUHARD
                           -----------------------------------------------------
                                              William L. Bauhard
                              Senior Vice President and Chief Financial Officer
                                          (Principal Financial Officer)