Form 10-K
period 1996-12-31
GUARANTEE LIFE COMPANIES INC
filed 1997-03-31
CIK 946149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                                   FORM 10-K



                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1996    Commission File Number  0-26788


                       THE GUARANTEE LIFE COMPANIES INC.
           (Exact Name of the Registrant as Specified in its Charter)

      Delaware                              47-0785066
   (State of Incorporation)         (I.R.S. Employer Identification Number)

                8801 Indian Hills Drive, Omaha, Nebraska  68114
                    (Address of Principal Executive Offices)

             Registrant's telephone number:          (402) 361-7300

          Securities registered pursuant to Section 12(b) of the Act:

                                       Name of Each Exchange on
     Title of Each Class                  Which Registered
     --------------------                 ----------------
        NONE

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                              -------------------
                          Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
form 10-K.  [   ]

As of February 28, 1997, 9,910,197 shares of Common Stock were outstanding. The aggregate market value of such shares held by nonaffiliates was approximately $209,352,912.

Select materials from the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 8, 1997, have been incorporated by reference into Part III of this Form 10-K.

Select materials from the 1996 Annual Report to Shareholders have been incorporated by reference into Parts II and IV of this Form 10-K.

PART I.

ITEM 1.  Business.

General
 On December 26, 1995, Guarantee Mutual Life Company was converted to a stock life insurance company (the Demutualization), renamed Guarantee Life Insurance Company, and became a wholly-owned subsidiary of The Guarantee Life Companies Inc. (Holding Company). For this discussion, "Guarantee Life" will refer to the operations of the consolidated companies, and "Guarantee Life Insurance" will refer to Guarantee Life Insurance Company. Prior to the closing of the initial public offering (IPO) on December 26, 1995, the Holding Company was a subsidiary of Guarantee Life Insurance, with no operations.

 Guarantee Life Insurance was organized in Nebraska in 1901 as a mutual assessment association and became a mutual legal reserve life insurance company in 1931. The Holding Company, a Delaware corporation, was formed on November 28, 1994, in anticipation of and for the purpose of facilitating the Demutualization.

 Guarantee Life operates in two business segments, the Group Insurance business and the Individual Insurance business, providing group life and health insurance to employers and other groups and providing life insurance and annuities for individuals. Guarantee Life's principal business operations are conducted by Guarantee Life Insurance, which is authorized to transact life and health insurance in 48 states and the District of Columbia.

 Guarantee Life manages five basic risks: mortality, morbidity, investment yield, persistency and expense. Product pricing is generally determined by reference to actuarial calculations and statistical assumptions principally relating to mortality, morbidity and persistency, investment yield assumptions, estimates of expenses and management's judgment as to market and competitive conditions. The premiums and deposits received, together with assumed investment earnings, are designed to cover policy benefits, expenses and policyholder dividends and return a profit to Guarantee Life. These profits arise from the margin between mortality or morbidity charges and insurance benefits paid, the margin between actual investment results and the investment income credited to policies (either directly or indirectly through dividends to policyholders) and the margin between expense charges and actual expenses. The level of profits also depends on persistency because business acquisition costs, particularly agent commissions, are recovered over the life of the policy.

 Guarantee Life Insurance is rated "A (Excellent)" by A.M. Best, A.M. Best's third highest rating of 13 ratings assigned to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Very Vulnerable)."


Business Strategy

 Guarantee Life's management team has developed a business strategy to improve its long-term competitive position. This strategy capitalizes on Guarantee Life's history of quality service, its approach to the marketing and administration of its group insurance business, the improving operations of its individual insurance business and its high-quality investment portfolio.

 Guarantee Life's strategic priorities include:

 . Growing the group insurance business and improving its profitability by increasing sales of group core products and voluntary products, marketed by Guarantee Life's national sales office distribution system;

 . Continuing to improve the marketing performance of Guarantee Life's individual insurance business while continuing to improve its financial results by expanding its distribution systems, continuing to introduce products that are competitive and profitable such as equity indexed products, and aggressively managing fixed expenses;

 .  Maintaining investment portfolio liquidity and quality; and

 . Seeking acquisition opportunities in the individual and group insurance businesses that will improve Guarantee Life's profitability.

Acquisitions

 Since 1989, Guarantee Life has acquired four blocks of group insurance business, a block of annuities, a block of universal life policies, and a small life insurance company. Guarantee Life intends to continue its strategy of pursuing similar acquisitions of blocks of insurance business and small insurance companies and other insurance-related opportunities. Management believes that such acquisitions will lower unit costs by increasing the number of policies and the amount of premiums over which fixed expenses are spread.

Segment Information
 The following table sets forth, by business segment, certain financial data for Guarantee Life for the periods indicated.
            Selected Consolidated Financial Data by Business Segment

At or for the Years Ended December 31,
--------------------------------------------------------------------------------------
                                            1996       1995        1994         1993      1992
                                          ---------  --------  -------------  --------  --------
                                                               (In Millions)
Revenues from continuing operations (1):
 Group insurance business                 $  175.1   $  182.2      $  140.1   $  125.6  $  124.3
                                                     ========      ========
 Individual insurance business (2)            75.8      112.2         107.4      110.8     102.5
 Corporate                                     1.1          -             -          -         -
                                          --------   --------      --------   --------  --------
 Total                                    $  252.0   $  294.4      $  247.5   $  236.4  $  226.8
                                          ========   ========      ========   ========  ========

Income from continuing operations before
    income taxes:
 Group insurance business                 $   10.1   $    4.4      $   14.6   $   17.1  $   19.4
 Individual insurance business                13.6       15.5          12.8       10.6       6.4
 Corporate                                    (1.1)         -             -          -         -
                                          --------   --------      --------   --------  --------
 Total                                    $   22.6   $   19.9      $   27.4   $   27.7  $   25.8
                                          ========   ========      ========   ========  ========

Assets (at period end):
  Group insurance business                $  224.2   $  221.8      $  204.7   $  187.2  $  132.6
 Individual insurance business             1,026.0      985.7         908.0      920.0     924.0
 Corporate                                    19.1       22.7             -          -         -
 Discontinued Operations                      32.4       50.6          75.3       45.6      13.2
                                          --------   --------      --------   --------  --------
 Total Consolidated Assets                $1,301.7   $1,280.8      $1,188.0   $1,152.8  $1,069.8
                                          ========   ========      ========   ========  ========
-----------

(1) Includes investment income allocated to each business segment.

(2) The results of the Closed Block subsequent to 12/31/95 are reported on one line of the Consolidated Statements of Income. Accordingly, the line-by-line income statements are not comparable for all periods presented. Total assets include the assets of the Closed Block, therefore amounts are comparable for all periods presented.

 For the year ended December 31, 1996 Guarantee Life collected direct statutory premiums and deposits from policyholders in 50 states and the District of Columbia. Excluding premiums attributable to Guarantee Life's discontinued Special Risk segment and the SMART product which Guarantee Life ceased writing in October 1995, the states of California (12.5%), Texas (7.5%), Illinois (6.0%), Michigan (5.5%), and Florida (5.2%) contributed the greatest amounts. No other state represented more than 5.0% of direct statutory premiums and deposits.

Group Insurance Business

 Guarantee Life's group insurance includes group core products, such as life, accidental death and dismemberment, short- and long-term disability and dental insurance and voluntary products, and certain specialty products, such as excess loss insurance for employers with self-funded medical plans and medical reimbursement insurance for business executives. In 1996, to more effectively manage the growth of Guarantee Life's group insurance business, this segment was separated into two divisions. The employee benefits division manages the core products distributed through the national sales office distribution system, and the special markets division manages the specialty products. Core products sold in conjunction with specialty products through the additional distribution systems are jointly managed by both divisions. As of December 31, 1996, Guarantee Life's group insurance business had $21.1 billion of life insurance in force.

 Guarantee Life intends to grow the group insurance business and improve its profitability by increasing sales of core and voluntary products, marketed through its national distribution system of sales offices. By emphasizing sales of core and voluntary products while carefully managing the growth of the specialty products, Guarantee Life intends to maintain its diversification, mitigating the possible adverse impact on its group insurance business from potential health care reforms and the cyclical nature of the group health market.

 As the group sales office distribution system expands, Guarantee Life will continue its home office support strategy of providing distributors and customers direct access to home office personnel. Management believes this strategy results in (i) better service to distributors and customers through direct contact with personnel administering their business, (ii) improved underwriting consistency and control for Guarantee Life through centralization of underwriting decisions, (iii) increased productivity of regional marketing personnel by permitting them to focus on marketing Guarantee Life's products rather than performing administrative functions and (iv) ultimately, lower distribution costs by avoiding additional layers of management and regional office support staff.

Marketing

 Guarantee Life's group products are marketed primarily to businesses with fewer than 500 employees. Its group core products are marketed primarily through its national distribution system of sales offices, which develops group insurance business through employee benefit firms. Guarantee Life distributes its specialty products, and to a lesser extent its core products, through additional distribution systems. A senior vice president located in the home office manages the employee benefit division's marketing of the group core products through the national group sales office distribution system. Six regional vice presidents, who supervise group field operations, operate under his direction, as well as the voluntary products' vice president. A senior vice president located in the home office manages the special markets division's marketing of specialty and core products.

 National Distribution System. Guarantee Life has developed group sales offices in major metropolitan areas of the United States to facilitate the development of relationships with, and improve the provision of marketing services to, employee benefit firms and to increase the sales of core products. As of December 31, 1996, Guarantee Life had 20 group sales offices in major metropolitan areas in 17 states. This distribution system added over 4,600 new groups generating $49.2 million of first year annualized premiums during the year ended December 31, 1996 and 3,750 new groups generating $34.4 million of first year annualized premiums for the year ended December 31, 1995. The 18.8% growth in group net earned premiums from core products in 1996 is primarily a result of the sales growth from existing group offices and continued expansion of the national distribution system.

 The following table sets forth information regarding the group sales offices for the years indicated.

                              Group Sales Offices

                                          1996        1995         1994         1993          1992
                                         -------  ------------  -----------  -----------  -------------
Offices Established (1)                  Boston   Philadelphia   Portland    Kansas City   Cincinnati
                                         Phoenix    Detroit       Houston    Los Angeles    Charlotte
                                          Miami                   Atlanta      Chicago      Baltimore
                                                                  Dallas       Denver        Orlando
                                                                Minneapolis               San Francisco
                                                                Seattle
Total number of offices at period end         20       17          15            9              5
----------

 (1) The Cincinnati office opened in December 1991. The Charlotte office moved in February 1994 from Raleigh, where it was originally established in February 1992.

 Guarantee Life selects locations for its group sales offices based on the availability of qualified personnel, the characteristics of the potential market and the extent to which such markets are already served by other providers. Guarantee Life performs a comprehensive review of the marketing performance and expenses for each group sales office on a monthly basis. In addition to opening new offices, Guarantee Life also intends to increase the marketing staff at existing offices.

 Additional Distribution Systems. Guarantee Life distributes its group specialty products, and to a lesser extent its group core products, through additional distribution systems. These distributors include MGUs, TPAs, Blue Cross and Blue Shield plans, health maintenance organizations and dental maintenance organizations. These multiple distribution systems allow the sale of group products to markets that complement those served by Guarantee Life's group sales offices.

 Guarantee Life markets its specialty group products primarily through MGUs and TPAs. Guarantee Life's excess loss insurance product is marketed by National Benefit Resources, Inc. ("NBR"), which accounted for 63.2% of Guarantee Life's excess loss insurance premiums during 1996. NBR performs all marketing, underwriting and administrative services for the excess loss insurance it sells. The balance of excess loss insurance sales are marketed directly by TPAs and administered by Guarantee Life. Guarantee Life's Exec-U-Care medical reimbursement program is marketed exclusively through Seabury and Smith, Inc., which performs all marketing, underwriting and administrative services for this product.

Group Products

 Guarantee Life's group core products and specialty products accounted for $124.3 million, or 80.9%, and $29.3 million, or 19.1%, of group net earned premiums, respectively, for the year ended December 31, 1996. The following table sets forth net earned premiums for Guarantee Life's group insurance products for the past five years.

                           Group Net Earned Premiums

For the Years Ended December 31,
-------------------------------------------------------
                         1996     1995        1994        1993    1992
                        -------  -------  -------------  ------  ------
                                          (In Millions)
Core products            $124.3   $104.6        $ 79.5    $66.1   $62.9
Specialty products         29.3     58.5          32.4     25.9    29.2
                         ------   ------        ------    -----   -----
Total group business     $153.6   $163.1        $111.9    $92.0   $92.1
======================   ======   ======        ======    =====   =====

Core Products

 Group Life. Group term life provides insurance coverage on the insured for a specified period and has no accumulation value. Coverage is offered to employees and their dependents. Group life accounted for $58.4 million, or 47.0%, of net earned premiums from core products for the year ended December 31, 1996.

 Accidental Death and Dismemberment. Group accidental death and dismemberment insurance provides insurance coverage that is payable after the accidental death of the insured in an amount based on the face amount of the policy or after a covered dismemberment of the insured in an amount based on the schedule to the policy. Accidental death and dismemberment accounted for $8.6 million, or 6.9%, of net earned premiums from core products for the year ended December 31, 1996.

 Short-Term Disability. Short-term disability provides a weekly benefit amount to insured employees when they are unable to work due to an accident or an illness. The period that insured employees must remain disabled prior to becoming eligible for benefit payments ranges from zero to 30 days for disability due to accident and from three to 30 days for disability due to sickness. Short-term disability accounted for $13.2 million, or 10.6%, of net earned premiums from core products for the year ended December 31, 1996.

 Long-Term Disability. Long-term disability provides a monthly benefit for longer periods of time than covered by short-term disability insurance when insured employees are unable to work due to disability. Employees may receive total or partial disability benefits. Long-term disability accounted for $22.9 million, or 18.4%, of net earned premiums from core products for the year ended December 31, 1996.

 Dental Insurance. Dental insurance provides partial reimbursement for covered dental expenses. Plans may cover only preventive and basic care or more comprehensive care, including major services and orthodontia. Dental insurance accounted for $21.2 million, or 17.1%, of net earned premiums from core products for the year ended December 31, 1996.

 Voluntary Products. Guarantee Life's voluntary products currently include life, dependent life, dental, vision, accidental death and dismemberment, short-term disability, and long-term disability insurance that is paid for by employees through payroll deductions. In 1996, sales of voluntary products tripled to $6 million from $2 million in 1995.

Specialty Products

 Excess Loss. Excess loss insurance reimburses employers for self-funded medical plan costs when those costs exceed aggregate limits specified under the plan or when a single claim exceeds a specified limit. Guarantee Life provides aggregate and specific excess loss insurance to small- and medium-employer groups of 50 or more lives with self-funded medical plans. Excess loss accounted for $19.0 million, or 64.8%, of net earned premiums from specialty products for the year ended December 31, 1996.

 Exec-U-Care. Under the Exec-U-Care program, Guarantee Life supplements an employer's basic medical plan by reimbursing business executives for many of the expenses not covered by that plan. Coverage automatically includes a prescription drug card and an accidental death and dismemberment benefit. Exec-U-Care accounted for $5.8 million, or 19.8%, of net earned premiums from specialty products for the year ended December 31, 1996.

 SMART. SMART, a fully insured small group major medical product, was marketed by Guarantee Life in California and was administered by Harden & Company Insurance Services, Inc. Guarantee Life ceased writing this product in October 1995, as California legislation limited Guarantee Life's ability to price this product according to the risks involved, which prevented Guarantee Life from achieving its profit targets for this product. SMART accounted for $4.5 million, or 15.4%, of net earned premium from specialty products for the year ended December 31, 1996.

Product Development and Management

 Guarantee Life utilizes product actuaries in its group business product development process to manage the underwriting, pricing and actuarial functions for each product line. These actuaries work with a senior underwriter, a claim specialist and a sales manager who have extensive expertise with the particular insurance product. The product actuaries are responsible for monitoring experience, revising or implementing new underwriting guidelines, adjusting pricing and ensuring such changes are communicated to the underwriters and regional group offices. After release, sales and pricing assumptions are monitored to assist in making any necessary adjustments.

 Due to the rapid growth in core products, and a strategic assessment of the small- and medium-sized employer market, management took steps in 1996 to re-engineer some of the group business' processes to gain efficiencies. A transformation project has been initiated to better align home office service teams with designated group sales offices for underwriting, premiums, enrollment, and customer service. The elimination of redundant data entry and multiple hand-offs is expected to increase productivity by over 60%. This process improvement is expected to reduce the turnaround time for new case issuance to half the industry average of 21 days. Management believes this will give Guarantee Life a distinct strategic advantage in a highly competitive market. Initial testing of this new process is under way in the Houston office and is expected to expand to all group sales offices by the end of 1997.

Insurance Underwriting

 Guarantee Life uses underwriting standards to protect the quality of its group life and health business. Standard rating systems have been developed for each product based on Guarantee Life's own past experience and relevant industry experience. Home office underwriters evaluate the risk characteristics of each prospective insured group. The premium rate quoted to a prospective insured group is based on standard rating formulae and for larger groups, the group's past claims experience rate.

 Guarantee Life utilizes reinsurance to manage the net exposure in its group life and health lines of business. The risks that are reinsured vary by product line. Guarantee Life seeks highly rated reinsurers for its reinsurance treaties. At December 31, 1996, 86% of its reinsurance recoverables were with reinsurers rated A (Excellent) or better by A. M. Best. Guarantee Life does not currently reinsure any of the risks associated with short-term disability or dental insurance. Guarantee Life reinsures mortality risk in excess of $150,000 on any single life covered by a group life insurance policy and monthly benefit amounts in excess of $3,000 per insured life on group long-term disability policies. Excess loss is reinsured at two levels; all claims below $250,000 are 75% reinsured on a quota share basis, while claims in excess of $250,000 are 100% reinsured.

Individual Insurance Business

 Guarantee Life's individual insurance products include universal life, term life and interest-sensitive whole life insurance and annuities. These products are marketed primarily to individuals with family incomes of $30,000 to $150,000 and small business owners primarily by a career and independent agency force of approximately 900 licensed insurance agents. As of December 31, 1996, Guarantee Life's individual insurance business had $7.8 billion of life insurance in force and approximately 180,000 life and annuity policies in force.

 Guarantee Life plans to grow sales of individual life and annuity business while improving its financial results by continuing to introduce products that are competitive and profitable, including equity indexed products, improving retention and productivity of its agents and aggressively managing fixed expenses.

 In 1996, Guarantee Life refined its growth strategy to focus on recruiting and developing dedicated and independent regional marketing organizations (RMOs) who, in turn, recruit and support their agents. The marketing organization's compensation is primarily variable based on sales and allows Guarantee Life to aggressively grow its sales force without the addition of significant fixed expenses. Guarantee Life also intends to recruit PPGAs, who deal directly with the company and are paid only for the business they produce and service. Existing CGA relationships will continue to be supported because of the service CGAs provide to policyholders and the quality business they produce.

 Over the last three years, Guarantee Life has replaced its entire individual life portfolio with new products which are designed to provide better value to customers and improved profitability. Management believes that this new life portfolio plus an improved annuity portfolio featuring an equity indexed deferred annuity, will help increase sales from existing producers and allow sales management to effectively recruit marketing organizations and agents. Guarantee Life will continue to aggressively manage fixed expenses and reduce unit expense rates.

Marketing

 Guarantee Life's products are marketed primarily to individuals with family incomes up to $150,000 and small business owners with fewer than 25 employees and earnings up to $150,000. Guarantee Life's individual insurance products are marketed primarily by a career and independent agency force of approximately 900 licensed insurance agents. During 1996, 101 agents produced over 80% of Guarantee Life's individual insurance business. Most of the individual insurance agents also sell insurance products offered by other companies.

 A senior vice president located in the home office manages Guarantee Life's agency marketing efforts. Three regional vice presidents divide responsibility for field relationships. The regional vice presidents are responsible for recruiting and developing quality RMOs and PPGAs, and supporting existing CGAs.

 In 1996, PPGAs, CGAs and RMOs produced 51.3%, 27.8% and 20.9% of individual first year annualized premiums for life insurance and 52.4%, 43.0% and 4.6% for annuities, respectively.

Individual Products

 Guarantee Life currently offers a portfolio of universal life products, annuities, traditional life products, and interest-sensitive whole life products. Life insurance products and annuities accounted for 41.1% and 58.9%, respectively, of the individual insurance business's first year annualized premiums for 1996. As part of the strategy to improve the financial and marketing performance of its individual insurance business, Guarantee Life has replaced its entire individual life insurance portfolio over the last three years. These new products are designed to provide better value to customers and improve profitability relative to the previous generation of products.

 Universal Life Products. Universal life provides benefits for the life of the insured. Within limits established by Guarantee Life, the Internal Revenue Code and state regulations, policyholders may vary their premiums and the amount of the death benefit as long as there are sufficient policy funds to cover all policy charges for the coming period. Over the past three years, Guarantee Life introduced four new universal life products, which are designed to provide better value to the consumer and increase profitability for Guarantee Life. Sales of universal life policies represented 84.6% of first year annualized premiums for individual life products for the year ended December 31, 1996.

 Annuities. Guarantee Life markets single premium fixed annuities, flexible premium fixed annuities and an equity indexed annuity. For fixed annuities, the contract accumulates tax-deferred interest and provides for periodic fixed payments to the annuitant in the future. Flexible premium annuities allow for flexibility, within certain parameters established by Guarantee Life, in the payment of periodic annuity premiums. In the third quarter of 1996, Guarantee Life introduced an equity indexed single premium deferred annuity with credited rates linked to the growth in the S&P 500 index. Guarantee Life is reinsuring 70% of the risk on this product.

 Traditional Life Products. Guarantee Life's traditional life products include whole life and term life products. Participating whole life generally provides for level premiums and a level death benefit and requires payments in excess of the mortality cost in the early years to offset increasing mortality costs in later years. Guarantee Life introduced interest-sensitive whole life products in 1995 to take the place of participating whole life insurance products, which are no longer sold after the Demutualization. As part of the Demutualization, all participating policies are included in the Closed Block.

 Guarantee Life also markets term policies that provide life insurance protection for a specified period. As such, they are mortality-based and have no accumulation values. Guarantee Life introduced a new term life insurance portfolio of three products in 1995; two of these policies have a 10-year rate guarantee and are renewable after one or 10 years, and the other has a 15-year rate guarantee and is renewable after 15 years. The portfolio was updated and a 20-year product was added in late 1996. Minimum policy size is $50,000, except for the one year product which is $100,000. These products are being underwritten using a teledirect underwriting process, whereby an underwriter under contract with Guarantee Life contacts the insurance applicant by telephone after receiving a request form. Before a policy is issued, the proposed insured must satisfactorily complete a blood test and medical examination. Management believes this enhances the efficiency of the underwriting process since underwriters take information directly from the proposed insured. Guarantee Life has substantially reinsured this portfolio during its early stages and, as a result, this portfolio did not produce significant amounts of net earned premium in 1995 or 1996. For the year ended December 31, 1996, term life sales represented 10.3% of first year annualized premiums for individual life products.

 Interest-Sensitive Whole Life Products. Interest-sensitive whole life products charge a fixed annual premium and provide guaranteed death benefits and cash values. Interest-sensitive whole life products may build cash values greater than that which is guaranteed by crediting higher than guaranteed rates of interest or charging less than guaranteed costs of insurance. These products, although similar to universal life products, differ in that a fixed (as opposed to flexible) premium obligation is undertaken by the policyholder. For the year ended December 31, 1996, sales of interest-sensitive whole life products represented 5.3% of first year annualized premiums for individual life products.

 The following table sets forth the first year annualized premiums for Guarantee Life's individual products for the periods indicated.

                           Sales Activity by Product
                         First Year Annualized Premiums

For the Years Ended December 31,
-----------------------------------------------------
                         1996    1995       1994        1993    1992
                        ------  ------  -------------  ------  ------
                                        (In Millions)
Universal life           $ 5.5   $ 4.3         $ 7.0    $ 8.0   $13.7
Traditional life (1)       1.0     1.0           1.4      1.7     3.1
                         -----   -----         -----    -----   -----
Total life(1)              6.5     5.3           8.4      9.7    16.8
Annuities                  9.3     8.1          21.5     20.1    18.0
                         -----   -----         -----    -----   -----
 Total                   $15.8   $13.4         $29.9    $29.8   $34.8
                         =====   =====         =====    =====   =====
----------

(1) Prior to 1995, does not include interest-sensitive whole life products, which were introduced in 1995.

 Sales of universal life and traditional life policies decreased in 1993 as a result of the termination of certain MGAs. These agents, who were paid large first year commissions and bonuses, tended to sell large policies with poor persistency. Guarantee Life terminated this MGA program in 1992, consistent with its objective of reducing the cost structure in its individual insurance business. Management believes sales of universal life and traditional life products declined further in 1994 and 1995 principally as a result of changes arising from the Demutualization, the transition to new products and a lower field compensation structure. Annuity sales declined substantially in 1995 due to increased competition from other financial products.

 The following table sets forth information regarding life insurance and annuities in force at the end of each period presented.

                     Life Insurance and Annuities in Force

                                               At or for the Years Ended December 31,
                                          ------------------------------------------------
                                            1996      1995      1994      1993      1992
                                          --------  --------  --------  --------  --------
                                                       (Dollars in Millions)
Life Insurance:
  Universal
       Number of policies..............     76,172    56,691    57,361    57,424    56,749
       Direct statutory premiums.......   $   36.2  $   35.0  $   35.4  $   34.4  $   37.8
       Face amounts....................   $6,230.8  $5,208.0  $5,276.0  $5,293.0  $5,216.0
       GAAP policyholder account
        balances.......................   $  257.4  $  185.2  $  168.2  $  151.4  $  135.9
  Traditional
       Number of policies..............     88,563    93,189    98,609   104,473   124,094
       Direct statutory premiums.......   $   24.0  $   24.9  $   26.2  $   27.9  $   27.7
       Face amounts....................   $1,814.4  $1,770.0  $1,829.0  $1,922.0  $2,265.0
       GAAP future policy benefits.....   $  308.7  $  307.9  $  306.6  $  303.8  $  301.1
  Total Life
       Number of policies..............    164,735   149,880   155,970   161,897   180,843
       Direct statutory premiums.......   $   60.2  $   59.9  $   61.6  $   62.3  $   65.5
       Face amounts....................   $8,045.2  $6,978.0  $7,105.0  $7,215.0  $7,481.0
  Annuities:
       Number of policies..............     13,910    15,274    16,496    16,689    16,363
       Direct statutory premiums.......   $   12.4  $   13.4  $   26.8  $   26.4  $   26.7
       GAAP policyholder account
         balances......................   $  198.7  $  217.7  $  212.8  $  198.4  $  188.2
       GAAP future policy benefits.....   $   12.4  $   11.6  $   10.9  $   10.4  $    8.8

Crediting Rates and Policyholder Dividends

 Guarantee Life pays dividends, credits interest and determines other nonguaranteed elements on its individual insurance policies depending on the type of product. Although certain nonguaranteed elements (such as initial interest rates on an annuity product) may be fixed for a limited, predetermined period, Guarantee Life generally determines dividends, resets interest rates and establishes other nonguaranteed elements based on experience as it emerges and with regard to competitive factors. Guarantee Life does not maintain separate accounts of assets for its interest-sensitive products; however, for risk management and reporting purposes, assets are internally segmented among the traditional life, universal life, annuities and group insurance product lines.

 Policyholder dividends are declared and paid only on those policies included in the Closed Block, including traditional whole life, some term life and some older fixed annuity policies. Policyholder dividend scales are established annually by Guarantee Life, and are based on the performance of an asset portfolio which has been identified as supporting these policies, the mortality experience of the policies, expense levels and taxes.

 For universal life policies and annuity contracts, credited interest rates are established on a monthly basis by Guarantee Life's interest rate committee. Crediting rates are based on the performance of the asset portfolio supporting these policies and competitive considerations. Mortality charges for universal life policies are determined based on the mortality experience of the policies and are reset on a less frequent basis. For annuities, crediting rates are determined for groups of identified deposits and reflect the timing of the deposits and the investment performance of the assets backing those deposits. Guarantee's average crediting rates on universal life contracts were 5.90%, 6.03%, and 5.99% and its average crediting rates on annuities were 5.46%, 5.93%, and 5.80% for the years ended December 31, 1996, 1995, and 1994, respectively.

 For the equity indexed annuity introduced in 1996, participation rates are established on a weekly basis. The participation rates are applied to increases in the equity index defined in the contracts to determine the credited interest rates. The participation rates are set based on various factors, including the current interest rate environment and competitive considerations.

Product Development

 Guarantee Life's individual insurance product development committee, which includes representatives from all individual insurance business disciplines as well as investment and legal areas, designs, analyzes and conducts operational tests of new products. An advisory council, composed of agents and home office personnel, works with marketing and actuarial personnel to determine the final design for the product. Assuming a product is approved, a product team puts the product through extensive model office testing prior to release. After release, sales and pricing assumptions are monitored and any necessary adjustments are made to maintain profitability standards.

Insurance Underwriting

 Guarantee Life follows detailed, uniform underwriting practices and procedures in its individual business designed to assess and qualify risks before issuing coverage to qualified applicants. Guarantee Life has underwriters who evaluate policy applications on the basis of information provided by the applicant and others. Management believes that its underwriting standards produce mortality results consistent with the assumptions used in product pricing, while also allowing competitive risk selection. Blood testing is required for all individual insurance policies with face amounts of $100,000 or more at issue ages of 16 and over, and other tests, such as medical examinations, electrocardiograms, blood tests, urine tests, treadmill tests, chest x-rays and inspection reports, are used to evaluate certain individual insurance policy applications, depending on the size of the policy, the age of the proposed insured and other factors

 For universal life, traditional life and interest-sensitive whole life, Guarantee Life reinsures mortality risk in excess of $250,000 on any single life covered by an individual insurance policy. For policies up to $2.25 million, this reinsurance is ceded automatically on a quota share basis to several reinsurers. These reinsurers are also the primary providers of facultative reinsurance for the mortality risks that are not automatically ceded. Guarantee Life retains a mortality risk less than $250,000 at older ages and on certain individual underwriting risks. For the term portfolio introduced in 1995, the reinsurance arrangement is on a first dollar quota share basis, with Guarantee Life retaining 40% of the mortality risk and three reinsurers sharing the other 60%. Guarantee Life's individual life retention is $100,000 for this business.

Closed Block

 The Closed Block is based on a concept common in demutualizations and is designed to give reasonable assurance to holders of policies included therein that assets will be available to maintain the dividend scales which were in effect prior to the Demutualization if the experience underlying such scales continues.

 The Closed Block was established on the date of the IPO. Guarantee Life allocated assets to the Closed Block in an amount expected to produce cash flows which, together with anticipated revenues from the Closed Block, are expected to be sufficient to support the Closed Block, including provision for payment of claims, certain expenses and taxes, and for the continuation of dividend scales in effect for the year preceding the IPO, if the experience underlying such scales (including the portfolio interest rate) continues, and for appropriate adjustments in such scales if the experience changes. The assets, including the revenue therefrom, allocated to the Closed Block Business will accrue solely to the benefit of holders of policies included in the Closed Block until the Closed Block is no longer in effect. To the extent that over time cash flows from the assets allocated to the Closed Block and other experience relating to the Closed Block are, in the aggregate, more or less favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the dividend scales in effect for 1994 had been continued. Dividends on policies included in the Closed Block, as in the past, will be declared at the discretion of Guarantee Life Insurance's Board of Directors, may vary from time to time (reflecting changes in investment, mortality, persistency and other experience factors) and are not guaranteed. Guarantee Life will not be required to support the payment of dividends on Closed Block policies from its general funds, although it could choose to provide such support.

 If the assets allocated to the Closed Block, the investment cash flows from those assets and the revenues from the policies included in the Closed Block prove to be insufficient to pay the benefits guaranteed under the policies included in the Closed Block, Guarantee Life will be required to make such payments from its general funds. Since the Closed Block has been funded to provide for payment of guaranteed benefits, it should not be necessary to use other general funds to pay guaranteed benefits unless the Closed Block experiences substantial adverse deviations in investment, mortality, persistency or other experience factors.

 The Closed Block consists of the individual policies for which Guarantee Life had a dividend scale in effect for 1994, but only to the extent such policies were in force on the date of the IPO, including any such policy which was in force as extended term insurance. Policies specified as Closed Block policies purchased prior to the date of the IPO are included in the Closed Block. The expenses associated with selling these policies were charged to the Closed Block. A policy may be within a class for which there was a dividend scale in effect for 1994, even if it did not receive a 1994 dividend, and, therefore, the policy is included in the Closed Block.

 Premiums received and policy benefits paid by Guarantee Life on the policies included in the Closed Block and investment cash flows from the assets allocated to the Closed Block are added to or withdrawn from the Closed Block. Guarantee Life charges the Closed Block with federal, state or local taxes relating to the Closed Block. Guarantee Life also charges the Closed Block for commissions and other expenses of administering the policies included in the Closed Block.

 Dividends on the Closed Block policies are set annually by Guarantee Life Insurance's Board of Directors in accordance with applicable law and with the objective of exhausting assets in the Closed Block upon the final required payment under the last policy in the Closed Block.

 The Closed Block will continue in effect until either (i) the last policy in the Closed Block is no longer in force or (ii) the Closed Block is dissolved. The Closed Block may not be dissolved without the approval of the Director of the Nebraska Department of Insurance. If the Closed Block is dissolved, the assets associated with the Closed Block will become part of Guarantee Life's general funds. If the Closed Block is not dissolved, the expected life of the Closed Block is over 75 years. Even if the Director approves the dissolution of the Closed Block, the policies at the time of dissolution shall remain obligations of Guarantee Life and dividends on these policies shall be apportioned by Guarantee Life Insurance's Board of Directors in accordance with policy provisions and actuarial standards.

Exit From Individual Accident and Health Insurance

 Prior to 1993, Guarantee Life marketed disability income insurance and various forms of individual medical insurance. Guarantee Life exited these lines of insurance in late 1992 because of the small amount of business being sold and their lack of profitability to Guarantee Life. Through a 100% coinsurance agreement, Guarantee Life ceded all of the risks for the policies in these lines of business to Lone Star Life Insurance Company (Lone Star). Guarantee Life, however, remains obligated to pay benefits due under these policies in the event Lone Star does not perform its obligations under the coinsurance agreement. Pursuant to the coinsurance agreement, assets in an amount equal to these potential obligations were placed in a custodial account by Lone Star for the purpose of meeting Guarantee Life's obligations under the related policies in the event Lone Star does not perform its obligations under the coinsurance agreement. The market value of the assets in this account as of December 31, 1996 was $11.8 million. These assets are required to be held in the custodial account through 2002. Management believes that it is unlikely that Guarantee Life will be required to make any payment on these potential obligations based on the "B (Adequate)" A.M. Best rating of Lone Star, as well as the quality of the assets currently in the account.

Discontinued Operations

 In November 1994, Guarantee Life made a decision to withdraw from its Special Risk segment, an alternate workers' compensation program in Alabama, Georgia and Louisiana. This decision was the result of unanticipated high levels of premium growth, which impeded Guarantee Life's ability to maintain appropriate administrative, operational and underwriting standards and required levels of risk-based capital that were unacceptable to Guarantee Life's management. Furthermore, the plans of the managing general agent to continue to grow the Special Risk segment were not consistent with Guarantee Life's strategy. To facilitate its exit, Guarantee Life entered into a reinsurance arrangement whereby it cedes 80% of all claims incurred after October 31, 1994. In addition, Guarantee Life entered into a reinsurance arrangement to limit its exposure to $10,000 per claim relating to its 20% retention. Guarantee Life retains the liability for claims incurred on or before October 31, 1994.

 Concurrent with the implementation of the reinsurance coverage, Guarantee Life amended its agreement with the managing general agent which markets this product, whereby Guarantee Life agreed to write new or renewal business for this line only until the earlier of replacement by another insurance carrier or November 1, 1995. Effective November 1, 1995, Guarantee Life ceased writing Special Risk policies.

 Net income from discontinued operations was $295 thousand in 1996 compared to a loss of $1.7 million in 1995. The improvement was primarily due to the loss limitations of the reinsurance agreement and the runoff of the business.

 Guarantee Life intends to allow the assets and liabilities related to this business to run off over a period of years as claims are paid, unless an appropriate sale can be made. Guarantee Life does not believe the disposal of this segment will result in a significant loss. Guarantee Life believes that, based on current estimates, approximately 75% of the net liabilities related to discontinued operations will be extinguished within five years of its ceasing writing business. These estimates are based on assumptions developed from industry-wide claim data which Guarantee Life believes are appropriate for the nature of the business involved; however, actual runoff patterns may differ from these estimates.

Investment Portfolio

General
 Guarantee Life maintains a diversified portfolio of investments, including fixed maturity securities and mortgage loans. Guarantee Life's objective is to maintain a high quality, well diversified fixed maturity securities portfolio that produces a nominal yield and total return that supports the various product line liabilities. The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high quality mortgage-backed securities (MBS) and United States government and agency obligations.

 Although all of its assets support all of its liabilities, Guarantee Life has developed an asset/liability management approach with separate investment segments for specific product lines, such as its traditional life insurance products (which includes the Closed Block as a subset), universal life, annuities and group insurance products. As part of this approach, Guarantee Life develops investment policies and objectives for each product line which form the basis for distinct investment strategies and performance benchmarks to manage each product's return and liquidity requirements.

 Management has a general policy of diversifying assets within each asset category. Guarantee Life monitors and limits the exposure to individual borrowers, credit risks, industries or property types and geographic locations. All investments are subject to suitability and diversification requirements under Nebraska law and require the approval of an investment committee appointed by the Board of Directors of Guarantee Life Insurance.

 Guarantee Life Insurance's demutualization and the establishment of the Closed Block significantly affected the presentation of Guarantee Life's consolidated financial statements. For comparability with prior years' information, the following tables include Closed Block invested assets combined with similar assets outside the Closed Block.

 The following table summarizes consolidated invested assets by asset category as of December 31, 1996, 1995, 1994, 1993, and 1992.

                          CONSOLIDATED INVESTED ASSETS

                                                           December 31,
                          -----------------------------------------------------------------------------------
                                1996             1995             1994             1993             1992
                          ---------------  ---------------  ---------------  ---------------  ---------------
                          Carrying  % of   Carrying  % of   Carrying  % of   Carrying  % of   Carrying  % of
                            Value   Total   Value    Total   Value    Total   Value    Total   Value    Total
                          --------  -----  --------  -----  --------  -----  --------  -----  --------  -----
                                                          (Dollars in Millions)
Fixed maturities:
 Public(1)                $  595.3   54.4%  $  580.7   55.0%  $540.5   54.8%  $496.4   52.3%  $440.9   51.0%
 Private                     318.6   29.1%     317.1   30.0    312.4   31.7    338.7   35.6    306.1   35.4
                          --------  -----   --------  -----   ------  -----   ------  -----   ------  -----
       Subtotal              913.9   83.5%     897.8   85.0    852.9   86.5    835.1   87.9    747.0   86.4
------------------------
Equity securities              3.0    0.3%       6.0    0.6      4.9    0.5      6.4    0.7      6.5    0.7
Mortgage loans                70.2    6.4%      61.5    5.8     48.1    4.9     26.1    2.7     19.6    2.3
Policy loans                  67.5    6.2%      63.5    6.0     62.9    6.4     63.3    6.7     64.0    7.4
Investment real estate         6.6    0.6%       6.9    0.6      7.2    0.7      7.7    0.8      7.9    0.9
Other invested assets          9.8    0.9%       8.1    0.8      9.1    1.0     11.1    1.2     11.3    1.3
Short-term
 investments                  23.3    2.1%      12.3    1.2      0.5    0.0      0.3    0.0      8.6    1.0
                          --------  -----   --------  -----   ------  -----   ------  -----   ------  -----
       Total invested
            assets         1,094.3  100.0%  $1,056.1  100.0%  $985.6  100.0%  $950.0  100.0%  $864.9  100.0%
                          ========  =====   ========  =====   ======  =====   ======  =====   ======  =====

(1) During 1994, Guarantee Life implemented SFAS 115 and, as a result of classifying certain of its fixed maturity securities portfolio as available-for-sale, the carrying value of such securities reflected unrealized gains of $8.3 million and $23.8 million as of December 31, 1996 and 1995 and unrealized losses of $37.1 million as of December 31, 1994.

Investment Philosophy

 Guarantee Life employs conservative investment strategies based on the specific characteristics of each product line. Performance is measured on both a nominal yield spread basis and on a total return basis. Total return investment performance evaluation requires that the risk and expected return of each asset is evaluated regularly. Guarantee Life uses broad-based market indices to measure asset performance against customized liability-based benchmarks to measure the relative market indices to measure asset performance against customized liability-based benchmarks to measure the relative performance of its fixed maturity securities. The current yield of the investment portfolios must be sufficient to satisfy the interest rate assumptions used in product pricing. In addition, each portfolio must achieve a satisfactory balance between risk and expected return and support the investment requirements of the underlying product. This approach allows Guarantee Life to be more effective in its asset/liability management efforts since it requires decisions to be based on both the fair value of each asset and each asset's contribution to investment income. Guarantee Life's portfolio of invested assets is managed by its employees, except for a substantial portion of its publicly traded fixed maturity securities which is managed by an external investment manager pursuant to guidelines adopted by Guarantee Life.

 Guarantee Life seeks to manage the relationship between risk and expected return and is committed to maintaining a prudent balance of the two. Guarantee Life is exposed to four major sources of investment risk: credit risk, relating to the uncertainty attached to the timing and amount of principal and interest payments; interest rate risk, relating to the economic effects of changing interest rates; real estate risk, relating to changes in property values due to changing local economic and demographic conditions; and liquidity risk, relating to holding investments for which there is no active secondary market, such as private fixed maturity securities and commercial mortgage loans. Guarantee Life's principal methods for managing credit risk are credit quality analyses of each issuer, diversification and asset allocation. Guarantee Life's principal method for managing interest rate risk is asset/liability management. Guarantee Life's principal methods of managing real estate risk are geographic and property diversification, annual property analysis and inspections and periodic analysis of regional and local economic and demographic statistics. Guarantee Life's principal methods for managing liquidity risk are asset allocation, maintenance of a portfolio of public fixed maturity securities in an amount greater than 50% of invested assets, and maintenance of a bank line of credit.

 In recent years, Guarantee Life has emphasized investments in fixed maturity securities which, as of December 31, 1996, comprised 83.5% of the carrying value of invested assets. Future investment activity will continue to be focused mainly on investment grade public and private fixed maturity securities, which comprised 95.4% of fixed maturity securities as of December 31, 1996, and, to a lesser extent, fixed-rate commercial mortgage loans. During the past four years, the effective yield on Guarantee Life investment portfolio has declined from 7.8% in 1993 and 1994, to 7.5% in 1996. This decline is primarily due to lower reinvestment rates for fixed maturity securities purchased in recent periods.

Investment Monitoring and Valuation

 As a part of Guarantee Life's investment management process, it regularly monitors invested assets. Fixed maturity securities are reviewed upon receipt of the obligor's financial statements, generally quarterly, for financial performance and compliance with financial covenants. Generally, Guarantee Life reviews its commercial mortgage loan portfolio and identifies monthly all commercial mortgage loans where certain objective or subjective characteristics cause management to conclude such loans require increased management attention. Detailed property analyses and property inspections are performed annually for each commercial mortgage loan. Guarantee Life generally requires borrowers to submit financial statements for annual review.

 Guarantee Life has policies and procedures which management believes value invested assets properly and consistently. Certain fixed maturity securities are classified as available-for-sale, and therefore are carried at fair value in Guarantee Life's consolidated financial statements. Public fixed maturity securities are carried principally at fair value, and investment grade private fixed maturity securities are carried principally at amortized cost. Below investment grade private fixed maturity securities are carried principally at fair value, which is derived by an independent consultant based on actual bids or credit quality, duration, remaining average life and yield spreads for similar securities. Mortgage loans on real estate are carried at unpaid principal balance net of unamortized discounts and valuation allowances. The valuation allowances on mortgage loans are based on anticipated losses expected by management.

Fixed Maturity Securities
 The following table provides a comparison of the carrying value, fair value and amortized cost of fixed maturity securities owned by Guarantee Life as of December 31, 1996.

                           Fixed Maturity Securities
                 Carrying Value, Fair Value and Amortized Cost

                      December 31, 1996
              -------------------------------
              Carrying              Amortized
               Value    Fair Value    Cost
              --------  ----------  ---------
                       (In Millions)
Public          $595.3      $595.3     $584.8
Private          318.6       331.3      320.8
                ------      ------     ------
     Total      $913.9      $926.6     $905.6
                ======      ======     ======

 Guarantee Life's portfolio of investment grade fixed maturity securities is well diversified by number and type of issuer. As of December 31, 1996, investment grade fixed maturity securities included the securities of over 427 issuers, with 616 different issues of securities, with no issuer, other than securities retained in the 1992 securitization of commercial mortgage loans and obligations of the United States government or its agencies, representing more than 1.1% of investment grade fixed maturity securities. As of December 31, 1996, none of these investments were classified as a problem investment or had been restructured.

 The following table sets forth the credit quality, by NAIC designation and S&P's rating equivalents, of fixed maturity securities as of December 31, 1996.

                 Fixed Maturity Securities by NAIC Designation

                                                            December 31, 1996
                                       ---------------------------------------------------------------
                                              Public               Private                Total
                                       --------------------  --------------------  --------------------
    NAIC         Standard & Poor's     Amortized      %      Amortized      %      Amortized      %
 Designation   Equivalent Designation    Cost     of Total     Cost     of Total     Cost     of Total
-------------  ----------------------  ---------  ---------  ---------  ---------  ---------  ---------
                              (Dollars in Millions)
1  A- or Higher                          $485.9       83.1%    $174.3     54.3%      $660.2       72.9%
2  BBB- to BBB+                            95.7       16.4      108.0     33.7        203.7       22.5
                                         ------      -----     ------    -----       ------      -----
   Total investment grade                 581.6       99.5      282.3     88.0        863.9       95.4
3  BB to BB+                                3.2        0.5       15.8      4.9         19.0        2.1
4  B                                        0.0        0.0       11.6      3.7         11.6        1.3
5  CCC or lower                             0.0        0.0       10.3      3.2         10.3        1.1
6  In or near default                       0.0        0.0        0.8      0.2          0.8        0.1
                                         ------      -----     ------    -----       ------      -----
   Total below investment grade             3.2        0.5       38.5     12.0         41.7        4.6
                                         ------      -----     ------    -----       ------      -----
   Total                                 $584.8      100.0%    $320.8    100.0%      $905.6      100.0%
                                         ======      =====     ======    =====       ======      =====

 Guarantee Life maintains significant investments in private fixed maturity securities because of the generally higher nominal yield available relative to comparably rated public fixed maturity securities, more restrictive financial and business covenants available in private fixed maturity security loan agreements and stronger prepayment protection. Although private fixed maturity securities are not registered with the SEC and generally are less liquid than public fixed maturity securities, restrictive financial and business covenants included in private fixed maturity security loan agreements are generally designed to offset the impact of their increased liquidity risk. Substantially all of the private fixed maturity securities that Guarantee Life holds are participations in issues that are also owned by other investors. In addition, some of the private fixed maturity securities are rated by nationally recognized rating agencies and substantially all have been assigned a rating designation by the NAIC Securities Valuation Office. To the extent that such private fixed maturity securities are not rated by nationally recognized rating agencies, Guarantee Life assigns a rating for internal monitoring purposes that it believes generally emulates methodologies employed by nationally recognized rating agencies.

 MBS constitute a core position within Guarantee Life's fixed maturity securities investments. MBS investments include residential MBS, commercial MBS and securities retained in the 1992 securitization of Guarantee Life's commercial mortgage loans. As of December 31, 1996, MBS were $250.1 million, or 27.6% (based on amortized cost), of fixed maturity securities, of which $108.7 million, or 43.5%, of MBS were guaranteed by the U.S. government or an agency of the U.S. government. Retained securitized bonds were $51.1 million, or 20.4%, of MBS as of December 31, 1996.

 Guarantee Life has established specific investment guidelines for the management of MBS. All MBS, other than retained subordinate tranches of the securitized mortgages, must be rated "Aa3/AA-" or higher by one or more nationally recognized rating agencies when purchased. As of December 31, 1996, all MBS owned by Guarantee Life, excluding the $29.9 million in amortized cost of subordinate tranches of the retained securitized mortgages, were so rated. Guarantee Life limits total MBS investments (excluding the retained senior and subordinate tranches of the securitized mortgages) to not more than 25% of invested assets. Guarantee Life has diversification requirements among the three agency issuers of MBS and limits non-agency "whole loan" MBS and "commercial" MBS to 20% of total MBS investments. In addition, each type of MBS is limited to 10% of total invested assets.

 The objective of Guarantee Life's MBS investments is to provide incremental return, while maintaining reasonable liquidity and cash flow stability. Guarantee Life employs a disciplined analytical approach, whereby each MBS is evaluated to determine its interest rate sensitivity and average life variability. In general, Guarantee Life seeks investments which provide improved cash flow stability through either implicit or explicit prepayment protection. Investments with implicit prepayment protection can take the form of pass-throughs or CMOs backed by seasoned pools of loans which have already had ample opportunity to refinance but have failed to do so. Explicit prepayment protection can take the form of prepayment lockouts, yield maintenance provisions or prepayment penalties, which are common features of multifamily MBS, commercial MBS and FHA-insured project loans. Guarantee Life's MBS investments do not include interest-only securities or principal-only securities, which are limited by Nebraska law, or other MBS which may exhibit extreme market value volatility.

Commercial Mortgage Loans

 Commercial mortgage loans constituted $69.9 million of Guarantee Life's $70.2 million mortgage loan portfolio. Substantially all commercial mortgage loans are made on a full or partial recourse basis and consist of fixed-rate first mortgage loans on completed properties. As of December 31, 1996 there were 98 individual commercial mortgage loans all of which were first mortgage loans, and all bore a fixed interest rate.

 The following table sets forth the distribution, by property type and for the top five states, of Guarantee Life's commercial mortgage loans based on unpaid principal balance as of December 31, 1996.

               Composition of Commercial Mortgage Loan Portfolio
                      by Property Type and Top Five States

                                    December 31, 1996
                              ------------------------------
                              Amount        % of Total
                              ------  ----------------------
                                      (Dollars in Millions)
          Property Type
            Office             $19.2                   27.5%
            Medical Office       1.4                    2.0
            Retail              11.5                   16.5
            Apartment            9.6                   13.7
            Industrial          23.5                   33.6
            Other                4.7                    6.7
                               -----                  -----
                 Total         $69.9                  100.0%
                               =====                  =====


          Top Five States
            New Mexico         $10.0                   14.3%
            Indiana              8.2                   11.7
            Nebraska             7.1                   10.2
            Arizona              6.7                    9.6
            Michigan             6.4                    9.2

 Substantially all of the commercial mortgage loans were originated by Guarantee Life through mortgage loan correspondents and were not purchased from third parties. Guarantee Life's investment policy with regard to the origination of new commercial mortgage loans involves a review of the economics of the property being financed, adherence to guidelines that provide for diversification of Guarantee Life's commercial mortgage loan portfolio by property type and geographic region and prevailing industry lending practices, including, among others, an assessment of environmental risk. Current guidelines for new commercial mortgage loans generally require a loan-to-value ratio of not greater than 75% at the time of origination. Guarantee Life annually estimates the current loan-to-value ratios of its commercial mortgage loans based on an analysis of the operating statements of each mortgaged property.

 The commercial mortgage loan portfolio includes both amortizing and balloon loans. Management defines balloon loans to be commercial mortgage loans for which the final principal payment is at least twice as large as any other scheduled payment due thereon. As of December 31, 1996, 86.3% of the commercial mortgage loan portfolio consisted of commercial mortgage loans that provided for significant or complete amortization prior to final maturity.

 The following table sets forth the maturity and principal repayment schedule for the commercial mortgage loan portfolio as of December 31, 1996.

            Commercial Mortgage Loan Scheduled Principal Repayments


                       December 31, 1996
        ----------------------------------------------------
        Maturity Payments    All Other    Annual
Year    on Balloon Loans   Loan Payments  Total   % of Total
------  -----------------  -------------  ------  ----------
                             (Dollars in Millions)
          1997          2.1    3.0    5.1    7.3
          1998          1.5    3.2    4.7    6.7
          1999          0.0    3.5    3.5    5.0
          2000          1.0    3.8    4.8    6.9
          2001-2019     5.0   46.8   51.8   74.1
                       ----  -----  -----  -----
          Total        $9.6  $60.3  $69.9  100.0%
                       ====  =====  =====  =====

 The high quality of Guarantee Life's commercial mortgage loan portfolio is evidenced by its delinquency experience. As of December 31, 1996, Guarantee Life had no commercial mortgage loans classified as either delinquent or in foreclosure although $3.3 million, or 4.7%, of Guarantee Life's total mortgage portfolio was classified as restructured.

 In December 1992, Guarantee Life securitized 195 commercial mortgage loans with a then-outstanding aggregate principal balance of $131.1 million. The primary purpose of this securitization was to convert the commercial mortgage loans into cash, which was then reinvested, and fixed maturity securities to enhance Guarantee Life's liquidity, overall investment quality and long-term economic value. Guarantee Life contributed these commercial mortgage loans to a Delaware business trust (GMLC Trust), which transferred the commercial mortgage loans to another trust (the "REMIC Trust") in exchange for certificates representing four classes of fixed maturity securities, with an aggregate original principal balance of $131.1 million, and a residual interest in the REMIC Trust, which is classified on Guarantee Life's balance sheet as other invested assets. Guarantee Life owns the sole beneficial interest in GMLC Trust. Payments on the fixed maturity securities and distributions on the residual interest, if any, are made from payments received on these commercial mortgage loans. The senior fixed maturity securities (the "Senior Certificates") were issued in two series. The Class A-1 series, with an aggregate original principal balance of $77.0 million entitled to the first scheduled payments of principal, was sold to third-party investors without recourse to Guarantee Life or GMLC Trust. GMLC Trust retained the Class A-2 series of the Senior Certificates, with an aggregate original principal balance of $21.3 million, the remaining $32.8 million of fixed maturity securities (the "Subordinate Securities") and the residual interest. If payments received on the commercial mortgage loans are insufficient to make payments on the fixed maturity securities, any such shortfall will generally be allocated first to the residual interest and then to the Subordinate Securities, until the total outstanding balance of the Subordinate Securities is reduced to zero. If, at any time, the aggregate outstanding principal balance of the Senior Certificates is greater than the outstanding balance of the commercial mortgage loans, both series of the Senior Certificates begin to share principal payments on a pro rata basis.

 The following table presents the composition of the securitized commercial mortgage loans based on unpaid principal balance by property type and for the top five states as of December 31, 1996.

              Composition of Securitized Commercial Mortgage Loans
                      by Property Type and Top Five States


                                December 31, 1996
                       -------------------------------------------------
                               Amount    % of Total
                              --------  ------------
                              (Dollars in Millions)
Property Type
            Office               $ 8.4         12.3%
            Medical Office        11.6         17.0
            Retail                14.8         21.6
            Apartment             10.8         15.8
            Industrial            21.6         31.6
            Other                  1.2          1.7
                                 -----        -----
                 Total           $68.4        100.0%
                                 =====        =====


          Top Five States
            California           $17.7         25.9%
            Oregon                11.9         17.4
            Washington             5.2          7.6
            Nebraska               5.0          7.3
            Nevada                 3.8          5.6

 All of the commercial mortgage loans securitized in 1992 that have subsequently matured have been paid as scheduled through December 31, 1996. At December 31, 1996, one of the securitized loans, with a balance of $1.8 million, is in foreclosure. Management does not expect to realize a loss on this loan.

Other Invested Assets

 Guarantee Life held $67.5 million of policy loans on individual insurance products as of December 31, 1996. Of these policy loans, 71.2% were on traditional life policies and 28.8% were on universal life policies and annuities. Policy loans are permitted to the extent of a policy's contractual limits and are fully collateralized by policy cash values. Loan rates are fixed in the contracts and range from 4.8% to 7.4%. The weighted average policy loan interest rates were 6.2%, 6.1%, and 6.0%, as of December 31, 1996, 1995 and 1994, respectively. Since all policy loan interest is payable in advance, these interest rates are lower than the annual effective yields. For universal life products, the policy loan portion of the account value is credited the guaranteed rate, 4.0% to 5.5% depending on the product. For traditional dividend-paying policies, dividends reflect each policy's loan activity.

 Guarantee Life held $33.1 million of other invested assets (including $23.3 million of short-term investments) on December 31, 1996. Other invested assets include the residual interest of $9.6 million in the GMLC Trust and various oil and gas investments aggregating $1.2 million. Other invested assets are net of a valuation allowance of $2.1 million.

Competition

 Guarantee Life competes with a large number of other insurers, managed care providers and non-insurance financial services companies, such as banks, broker-dealers and mutual funds, many of whom have greater financial resources, offer alternative products and, with respect to other insurers, may have higher ratings than Guarantee Life Insurance. Competition exists for employer groups, individual consumers and agents and other distributors of insurance products. Most currently insured employer groups are underwritten on an annual basis, and employers may seek competitive quotations from several sources prior to renewal. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell annuities. Guarantee Life may also face increased competition with respect to group core products as other group health insurers enter these markets to diversify their businesses.

 Guarantee Life must attract and maintain productive agents and brokers to sell its insurance and annuity products. Strong competition exists among insurance companies for agents and brokers with demonstrated ability. Management believes that key bases of competition among insurance companies for agents and brokers with demonstrated ability include the services provided to, and relationships developed with, these agents and brokers in addition to compensation and product structure.

Employees

 As of December 31, 1996, Guarantee Life had 557 full- and part-time employees. None of Guarantee Life's employees are covered by a collective bargaining agreement. Management believes its relations with employees are satisfactory.

Insurance Regulation

State Supervision

 Guarantee Life Insurance is subject to extensive regulation and supervision by each of the 48 states and the District of Columbia in which it holds a certificate of authority to transact its insurance business. The extent of state regulation varies, but each of these jurisdictions has laws and regulations governing standards of solvency, levels of reserves and business conduct. In addition, statutes and regulations require the licensing of agents, the approval of policy forms and, for certain lines of insurance, the approval or filing of rates. State statutes and regulations also prescribe the permitted types and concentration of investments by insurance companies. Guarantee Life Insurance and its two insurance subsidiaries are required to file detailed annual financial statements, as well as numerous jurisdiction-specific financial data reports, with departments of insurance in each of the 48 states and the District of Columbia.

 Examinations. Nebraska law requires the Nebraska Department of Insurance (the Department) to conduct periodic financial examinations of each domestic insurance company and its operations. No material issues were raised by the Department in connection with its financial examination of Guarantee Life Insurance for the four-year period ending December 31, 1993. The Department recently completed its market conduct examination of Guarantee Life Insurance as of June 30, 1996. No material issues were raised by the Department in its report.

 Dividend Restrictions. The payment of dividends by Guarantee Life Insurance to the Holding Company is regulated under Nebraska law. Under Nebraska law, Guarantee Life Insurance may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Director to pay a dividend, if such dividend would exceed the statutory limitation of the greater of (i) 10% of Guarantee Life Insurance's capital and surplus as of the preceding year end and (ii) the net gain from operations for the previous calendar year. Guarantee Life Insurance declared a $10 million dividend to the Holding Company, with a record date of November 29, 1996.

 Regulation of Investments. Guarantee Life Insurance is subject to Nebraska laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories such as below investment grade fixed maturity securities, equity real estate and equity securities. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as nonadmitted assets for purposes of measuring statutory surplus. As of December 31, 1996, Guarantee Life Insurance's investments complied in all material respects with all such laws and regulations.

 Holding Company Regulation. The Holding Company is subject to Nebraska's Insurance Holding Company System Act, which generally contains certain reporting requirements as well as restrictions on transactions between an insurer and its holding company or one or more of either of their affiliates. Under this act, the Director may, under certain circumstances, prevent transactions between Guarantee Life Insurance and any of its affiliates, including the Holding Company, which involve certain sales, purchases, exchanges, loans or extensions of credit, dividends in excess of certain limits or investments that require the prior approval of the Director.

 The insurance laws and regulations of Nebraska may delay or impede a business combination involving the Holding Company. Under Nebraska law, through 2000, no person other than Guarantee Life Insurance shall, without the prior approval of the Director, directly or indirectly offer to acquire or acquire in any manner the beneficial ownership of five percent or more of any class of a voting security issued by Guarantee Life Insurance or the Holding Company. Nebraska law requires that any proposed tender offer, acquisition or attempted acquisition of stock that would result in an acquisition of control of an insurance holding company be approved by the Director prior to the undertaking of any such action.

Federal Initiatives.

 Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include employee benefits regulations, controls on medical care cost, medial entitlement programs such as

Medicare, changes to the insurance industry anti-trust exemption, minimum solvency requirements and removal of barriers preventing banks from engaging in the insurance, annuity and mutual fund business.

 The federal government has frequently proposed changes to the current health care delivery system to address both affordability and availability issues. The ultimate scope and effective date of any health care reform proposals are unknown at this time and are likely to be modified as they are considered for enactment by Congress. It is anticipated that these proposals may adversely affect certain products in group insurance business, mainly excess loss. In addition to the federal initiatives, a number of states are considering legislative programs that are intended to affect the accessibility and affordability of health care. Some states have recently enacted health care reform legislation. These various state programs (which could be preempted by any federal program) may also adversely affect group insurance business.

ITEM 2.  Properties.

  Guarantee Life's headquarters are located at 8801 Indian Hills Drive, Omaha, Nebraska and consist of 200,000 square feet of office space owned by Guarantee Life, including a 60,000 square foot office building constructed in 1995. In addition, Guarantee Life leases the space used by its group sales offices under short-term leases. Management believes that, with the completion of the additional office building, its facilities will be adequate for its anticipated needs in all material respects.

ITEM 3.  Legal Proceedings.

  Guarantee Life is a defendant in actions arising out of its insurance operations and is from time to time involved as a party in various governmental and administrative proceedings. While the outcome of such pending or future litigation cannot be predicted, as of the date hereof, Guarantee Life does not believe that any such pending litigation will have a material adverse effect on Guarantee Life's financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
  No matters were submitted to a vote of the shareholders of the Holding Company during the fourth quarter of 1996.


PART II.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters. The information required by this Item is incorporated herein by reference from
"Shareholder Information" on page 54 in Guarantee Life's 1996 Annual Report to Shareholders.

ITEM 6.  Selected Financial Data.

  The information required by this Item is incorporated herein by reference from "Summary Consolidated and Operating Data" on page 15 in Guarantee Life's 1996 Annual Report to Shareholders. Net income from continuing operations was $1.48 per share in 1996. Cash dividends declared were $.16 per share in 1996.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The information required by this Item is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 - 25 in Guarantee Life's 1996 Annual Report to Shareholders.

ITEM 8.  Financial Statements and Supplementary Data.
  The information required by this Item is incorporated herein by reference from pages 26 - 53 in Guarantee Life's 1996 Annual Report to Shareholders.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  None.


PART III.

ITEM 10.  Directors and Executive Officers of the Registrant.

  The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1997, incorporated herein by reference.

ITEM 11.  Executive Compensation.

  The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1997, incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

  The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1997, incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions.

  The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1997, incorporated herein by reference.

PART IV.

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)
 (1) The following financial statements are incorporated herein by reference under Item 8, Guarantee Life's 1996 Annual Report to Shareholders, filed as
     Exhibit 13:
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Shareholders' Equity
      Consolidated Statements of Cash Flows

 (2) The following financial statement schedules are filed as part of this
 Report:
      Schedule I         Summary of Investments
      Schedule II        Condensed Financial Information of Registrant
      Schedule III       Supplementary Insurance Information
      Schedule IV        Reinsurance
      Schedule V         Valuation and Qualifying Accounts


   All other schedules have been omitted as the required information is inapplicable, immaterial, or the information is included in the consolidated financial statements or related notes.

 (3) The following exhibits are being filed pursuant to Item 14(c) of Form 10-K. Exhibit numbers refer to the paragraph numbers under Item 601 of Regulation S-K:

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

 10(j) Interests and Liabilities Agreement attached to Quota Share Treaty between Guarantee Mutual Life Company and Lincoln National Life Insurance Company, dated January 17, 1995**

 10(k) Interests and Liabilities Agreement attached to Quota Share Treaty between Guarantee Mutual Life Company and Phoenix Home Life Mutual Insurance Company, dated January 17, 1995**

 10(l) Guarantee Mutual Life Company Phantom Stock Plan as Amended and
 Restated**
 10(m) Amendment No. 1 to The Guarantee Life Companies Inc.'s 1994 Long Term Incentive Plan**
 10(n) The Guarantee Life Companies Inc. Directors Stock Incentive Plan*
 10(o) Amendment No. 1 to The Guarantee Life Companies Inc. Directors Stock Incentive Plan****
 10(p) Revised Exhibit A to The Guarantee Life Companies Inc. and Guarantee Life
      Insurance Company Executive Severance Plan****
 13  1996 Annual Report to Shareholders
 21  Subsidiaries of the Registrant**
 23  Consent of KPMG Peat Marwick LLP
 24  Powers of Attorney***
 27  Financial Data Schedule

--------------------------------------------------------------------------------

 *Incorporated by reference as an exhibit to Registrant's Form 10-Q for the fiscal quarter ended June 30, 1996 (Commission File No. 0-26788). **Incorporated by reference as an exhibit to Registrant's Registration Statement on Form S-1, Registration No. 33-92992.
 ***Incorporated by reference as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-26788). ****Incorporated by reference as an exhibit to Registrant's Form 10-Q for the fiscal quarter ended September 30, 1996 (Commission File No. 0-26788).

(b) One Current Report on Form 8-K was filed during the last fiscal quarter of the period covered by this Report, in connection with the shareholder rights plan discussed in footnote (1) to the consolidated financial statements.


                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE GUARANTEE LIFE COMPANIES INC.

                                     By  /s/ RICHARD A. SPELLMAN
                                     ------------------------------------------
                                     Richard A. Spellman
                                     Senior Vice President, General Counsel &
                                        Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1997.

        Signatures                                  Title
---------------------------  ---------------------------------------------------

   /s/  ROBERT D. BATES*                   Chairman of the Board,
---------------------------    Director, President and Chief Executive Officer
      Robert D. Bates                   (Principal Executive Officer)


  /s/ WILLIAM L. BAUHARD      Senior Vice President and Chief Financial Officer
---------------------------             (Principal Financial Officer)
    William L. Bauhard

 /s/  FREDERICK M. BEKINS*                        Director
---------------------------
    Frederick M. Bekins

    /s/  CLYDE R. BELL*                           Director
---------------------------
       Clyde R. Bell

   /s/  JOHN R. COCHRAN*
---------------------------                       Director
      John R. Cochran

  /s/  EUGENE A. CONLEY*
---------------------------                       Director
     Eugene A. Conley

 /s/  THEODORE C. COOLEY*                         Director
---------------------------
    Theodore C. Cooley

  /s/  THOMAS T. HACKING*                         Director
---------------------------
     Thomas T. Hacking


Signatures                                    Title
---------------------------     ----------------------------------------------
 /s/ JAMES M. McCLYMOND*                 Director
---------------------------
     James M. McClymond


 /s/  BERNARD W. REZNICEK*               Director
---------------------------
    Bernard W. Reznicek


 /s/  ADRIAN J. SCRIBANTE*               Director
---------------------------
   Adrian J. Scribante


 /s/ JANICE D. STONEY*                    Director
---------------------------
   Janice D. Stoney


 /s/  WILLIAM F. WELSH II*                Director
---------------------------
   William F. Welsh II


*By Richard A. Spellman,
 as attorney -in-fact

                                           /s/ RICHARD A. SPELLMAN
                             ---------------------------------------------------
                             Richard A. Spellman, as attorney-in-fact for the individuals as indicated

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Supplementary Financial Statement Schedules of The Guarantee Life Companies Inc.


Independent Auditors' Report


SCHEDULE  I      --Summary of Investments

SCHEDULE  II     --Condensed Financial Information of Registrant

SCHEDULE  III    --Supplementary Insurance Information

SCHEDULE  IV     --Reinsurance

SCHEDULE  V      --Valuation and Qualifying Accounts


 All other schedules have been omitted as the required information is inapplicable, immaterial or the information is included in the consolidated financial statements or related notes.



                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of The Guarantee Life Companies Inc.:

 Under date of February 14, 1997, we reported on the consolidated balance sheets of The Guarantee Life Companies Inc. and subsidiaries (Guarantee Life) as of December 31, 1996 and December 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of Guarantee Life's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

 In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

 As discussed in Note 1 to the consolidated financial statements, as contained in the 1996 Annual Report to Shareholders, Guarantee Life adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1994.


                                KPMG Peat Marwick LLP

Omaha, Nebraska
February 14, 1997

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                       SCHEDULE I--SUMMARY OF INVESTMENTS

                               December 31, 1996
                                 (In Thousands)

                                                          Fair      Carrying
          Type of Investments              Cost (1)      Value       Value
----------------------------------------  -----------  ----------  ----------
Fixed maturities:
     U.S. Treasury securities and
      obligations of U.S.                 $  117,624   $  119,834  $  119,229
       government corporations and
        agencies
     Obligations of states and                10,256       10,340      10,336
      political subdivisions
     Debt maturities issued by foreign        12,439       13,207      13,207
      governments
     Corporate securities                    515,105      534,476     522,420
     Mortgage-backed securities              250,184      248,713     248,713
                                          ----------   ----------  ----------
     Total fixed maturities                  905,608      926,570     913,905
                                          ----------   ----------  ----------
Equity securities:
     Common stocks of banks, trusts and
      insurance companies                      3,009        2,946       2,946
Mortgage loans                                70,156       72,181      70,156
Policy loans                                  67,539       62,091      67,539
Investment real estate                         6,620       12,000       6,620
Other long-term investments                    9,838        9,838       9,838
Short-term investments                        23,270       23,270      23,270
                                          ----------   ----------  ----------
Total investments                         $1,086,040   $1,108,896  $1,094,274
                                          ==========   ==========  ==========

 (1) Fixed maturities at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

 Table above includes Closed Block invested assets with cost of $297,190, fair value of $299,366, and carrying value of $299,807.

   Available-for-sale fixed maturities are shown in the consolidated balance sheet at fair value. Held-to-maturity fixed maturities are shown in the consolidated balance sheet at amortized cost adjusted for other than temporary fair value declines.

 Common and nonredeemable preferred stocks are shown in the consolidated balance sheet at fair value.

 Mortgage loans are shown in the consolidated balance sheet at unpaid balances adjusted for discount accruals and allowances for possible losses.

 Policy loans are carried at unpaid balances.

 Real estate is shown in the consolidated balance sheet at depreciated cost less allowances for other than temporary declines in value.

 Other invested assets are shown in the consolidated balance sheet at amortized cost less allowances for other than temporary declines in value and allowances for possible losses.

                       THE GUARANTEE LIFE COMPANIES INC.
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (In Thousands)

                                          As of and for the period ended
                                                   December 31,
             Balance Sheet                     1996             1995
----------------------------------------  ---------------  --------------
Investment in consolidated subsidiaries         $179,612         $184,895
Fixed maturities available for sale, at           17,502                -
 fair value (amortized cost, $17,512)
Other invested assets                              1,294                -
                                                --------         --------
      Total invested assets                      198,408          184,895
Cash and cash equivalents                            181           22,662
Dividends receivable from subsidiary              10,000
Other assets                                         170               13
                                                --------         --------
Total assets                                    $208,759         $207,570
                                                ========         ========

Accrued liabilities                             $    471         $  1,302
Income taxes                                        (384)               6
                                                --------         --------
Total liabilities                                     87            1,308

Shareholders' equity:
      Common stock                                    99               99
      Additional paid-in capital                 191,226          191,226
      Retained earnings                           13,435               11
      Unrealized appreciation of
       invested securities carried at
       fair value, net                             3,912           14,926
                                                --------         --------
Total shareholders' equity                       208,672          206,262
                                                --------         --------
Total liabilities and shareholders'             $208,759         $207,570
 equity                                         ========         ========

               Income Statement
               ----------------
Equity in earnings of subsidiaries              $ 15,723         $      -
Investment income, net                             1,057               17
General and administrative expenses                2,146                -
                                                --------         --------
Income before income taxes                        14,634               17
Income tax (benefit)expense                         (381)               6
                                                --------         --------
Net income                                      $ 15,015         $     11
                                                ========         ========

                       THE GUARANTEE LIFE COMPANIES INC.
           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (CONTINUED)
                                 (In Thousands)

                                           For the period ended
                                               December 31,
                                             1996        1995
                                          ----------  ----------
                           Cash Flow
                           ---------
Cash flows from operating activities:
Net income                                 $ 15,015    $     11
Adjustments to reconcile net income to                        -
 net cash provided by operating                        ========
 activities
      Equity in earnings of subsidiaries    (15,723)          -
      Change in accrued investment             (157)        (13)
       income
      Change in accounts payable                471           -
      Change in income taxes payable           (390)          6
      Other, net                                 37           -
                                           --------    --------
Net cash provided (used) by operations         (747)          4
                                           --------    --------

Cash flows from investing activities:
      Contribution to insurance                   -     (12,101)
       subsidiary                                      ========
      Purchases of fixed maturities         (17,547)          -
                                                       ========
      Net change in short term               (1,294)          -
       investments                         --------
Net cash used by investing activities       (18,841)    (12,101)
                                           --------    --------
Cash flows from financing activities:
      Net proceeds from initial public            -      33,457
       offering
      Change in unpaid IPO expenses          (1,302)      1,302
      Dividends paid to shareholders         (1,591)          -
                                           --------    --------
Net cash provided by financing               (2,893)     34,759
 activities                                --------    --------
Net increase (decrease) in cash and         (22,481)     22,662
 cash equivalents
Cash and cash equivalents at beginning       22,662           -
 of period                                 --------    --------
Cash and cash equivalents at end of        $    181    $ 22,662
 period                                    ========    ========


These condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                 (In Thousands)

                                                Future
                                                Policy
                                              Benefits,
                                               Revenue
                                             Policyholder
                                               Account                  Premium
                                  Deferred     Balances                                          Other
                                   Policy        and        Unearned      and          Net       Policy     Policy     Insurance
                                 Acquisition    Claims      Premium   Policyholder  Investment   Holder   Acquisition  Operating
Segment                             Cost       Payable      Revenue   Assessments     Income    Benefits     Costs     Expenses
-------------------------------  ----------- ------------   --------  ------------  ----------  --------  -----------  ---------
Year ended December 31, 1996
 Group                           $         -       117,622       569       153,623       9,468    92,568       36,388     35,989
 Individual                           91,893       888,478    10,110        49,852      65,389    61,075       13,165     17,489
 Corporate                                 -             -         -             -       1,057         -            -      2,146
                                     -------     ---------    ------       -------      ------   -------       ------     ------
       Total                          91,893     1,006,100    10,769       203,475      75,914   153,643       49,553     55,624
                                     =======     =========    ======       =======      ======   =======       ======     ======

Year ended December 31, 1995:
 Group                           $         -       119,455       534       163,083      10,217   106,276       38,594     32,934
 Individual                           85,605       826,511     9,971        45,428      64,381    59,146        8,979     18,051
 Corporate                                 -             -         -             -          17         -            -          -
                                     -------     ---------    ------       -------      ------   -------       ------     ------
       Total                          85,605       945,966    10,505       208,511      74,615   165,422       47,573     50,985
                                     =======     =========    ======       =======      ======   =======       ======     ======

Year ended December 31, 1994:
 Group                           $        -        110,857       513       111,869       9,450    72,739       33,513     19,279
 Individual                           90,168       804,801     9,489        46,694      60,969    57,451        7,272     19,238
                                     -------     ---------    ------       -------      ------   -------       ------     ------
       Total                          90,168       915,658    10,002       158,563      70,419   130,190       40,785     38,517
                                     =======     =========    ======       =======      ======   =======       ======     ======

 The table above includes assets and liabilities allocated to the Closed Block as of December 31, 1996 and 1995, as well as revenues and expenses for the year ending December 31, 1996.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                            SCHEDULE IV--REINSURANCE
                                 (In Thousands)

                                    Gross                                          Percentage
                                   Amount       Ceded      Assumed                  of Amount
                                   Before      to Other   From Other      Net        Assumed
                                 Reinsurance  Companies   Companies     Amount       to Net
                                 -----------  ----------  ----------  -----------  -----------
Year ended December 31, 1996:
Life insurance in force          $29,116,078  $1,530,511    $339,044  $27,924,611        1.21%
                                 ===========  ==========    ========  ===========        ====
Premiums:
 Life and annuity(1) (2)             112,345       4,893         781      108,233        0.90%
 Accident and Health                 135,531      40,915         626       95,242        0.66
                                 -----------  ----------    --------  -----------
 Total premiums                  $   247,876  $   45,808    $  1,407  $   203,475        0.77
                                 ===========  ==========    ========  ===========        ====

Year ended December 31, 1995:
Life insurance in force          $25,204,463  $1,268,329    $349,373  $24,285,507        1.44%
                                 ===========  ==========    ========  ===========        ====
Premiums:
 Life and annuity(1)             $   101,650  $    3,815    $  1,345  $    99,180        1.36%
 Accident and health                 152,724      45,410       2,017      109,331        1.84
                                 -----------  ----------    --------  -----------
 Total premiums                  $   254,374  $   49,225    $  3,362  $   208,511        1.61
                                 ===========  ==========    ========  ===========        ====

Year ended December 31, 1994:
Life insurance in force          $22,910,242  $1,154,046    $461,166  $22,217,362        2.08%
                                 ===========  ==========    ========  ===========        ====
Premiums:
 Life and annuity(1)             $    95,626  $    5,800    $  1,830  $    91,355        2.00%
 Accident and health                 133,430      67,845       1,322       67,208        1.97
                                 -----------  ----------    --------  -----------
 Total premiums                  $   229,056  $   73,645    $  3,152  $   158,563        1.99
                                 ===========  ==========    ========  ===========        ====
---------------

(1)  Includes life insurance premiums and policyholder assessments.
(2) Includes gross amount of $22,113 and ceded amount of $328 attributable to Closed Block.

 The table above includes amounts attributable to the Closed Block.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                      Beginning  Charged to              Ending
Description                           ---------  Operations  Deductions  Balance
------------------------------------   Balance   ----------  ----------  -------
                                      ---------
Year ended December 31, 1996:
   Allowance for other invested          $2,958           -         903    2,055
    assets
   Allowance for mortgage loans             744          92          30      806
                                         ======       =====       =====    =====

Year ended December 31, 1995:
   Allowance for other invested          $2,636         322           -    2,958
    assets
   Allowance for mortgage loans             523         221           -      744
                                         ======       =====       =====    =====

Year ended December 31, 1994:
   Allowance for other invested       $      -        2,636           -    2,636
    assets
   Allowance for bonds                    2,118           -       2,118        -
   Allowance for mortgage loans             822         141         440      523
                                         ======       =====       =====    =====
