Form 10-Q
period 1997-03-31
GUARANTEE LIFE COMPANIES INC
filed 1997-05-15
CIK 946149

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




                         ------------------------------
                                    FORM 10-Q
                         ------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997           Commission File Number  0-26788


                        THE GUARANTEE LIFE COMPANIES INC.
          (Exact Name of the Registrant as Specified in its Charter)


           Delaware                                   47-0785066
(State of Incorporation)              (I.R.S. Employer Identification Number)


                 8801 Indian Hills Drive, Omaha, Nebraska 68114
                    (Address of Principal Executive Offices)


                  Registrant's telephone number: (402)361-7300


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

 Shares of common stock outstanding as of April 21, 1997: 9,910,197

===============================================================================

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                   March 31,        December 31,
                                                                                                  ----------        ------------

                                               Assets                                                1997              1996
                                               ------                                             ----------        ----------
Invested assets:                                                                                 (unaudited)
      Fixed maturities:
            Available-for-sale, at fair value (amortized cost: $514,094 and $520,741).......      $  509,786        $  526,799
            Held-to-maturity, at amortized cost (fair value: $149,903 and $147,813).........         143,798           138,584
                                                                                                  ----------        ----------
                                                                                                     653,584           665,383
      Equity securities, at fair value (cost: $3,158 and $3,158)............................           2,794             2,946
      Mortgage loans, net...................................................................          73,517            70,156
      Policy loans..........................................................................          19,621            19,482
      Investment real estate, net...........................................................           3,442             6,620
      Other invested assets, net............................................................          27,179            29,880
      Closed block invested assets..........................................................         300,223           299,807
                                                                                                  ----------        ----------
Total invested assets.......................................................................       1,080,360         1,094,274
Cash and cash equivalents...................................................................           3,847             2,079
Accrued investment income...................................................................          11,048            11,623
Recoverable from reinsurers.................................................................          64,505            65,177
Accounts receivable, net....................................................................          12,721             8,289
Deferred policy acquisition costs...........................................................          80,712            77,968
Property, plant and equipment, net..........................................................          19,831            20,102
Other assets................................................................................           3,928             3,690
Closed block other assets...................................................................          20,804            22,020
                                                                                                  ----------        ----------
Total assets................................................................................      $1,297,756        $1,305,222
                                                                                                  ==========        ==========

                                Liabilities and Shareholders' Equity
                                ------------------------------------
Future policy benefits:
      Life..................................................................................      $   44,019        $   43,140
      Accident and health...................................................................          65,964            64,007
Policyholder account balances:
      Universal life contracts..............................................................         260,647           257,362
      Annuity contracts.....................................................................         201,325           202,735
Policy and contract claims..................................................................          48,463            50,248
Other policyholder funds....................................................................          13,624            13,662
Unearned premium revenue....................................................................          10,588            10,679
Payable to reinsurers.......................................................................           3,833             5,557
Other liabilities...........................................................................          30,987            29,415
Closed block liabilities....................................................................         388,683           387,383
Discontinued operations, net................................................................          29,034            32,362
                                                                                                  ----------        ----------
Total liabilities...........................................................................       1,097,167         1,096,550

Shareholders' equity:
      Common stock $0.01 par value; 30,000,000 shares authorized, 9,910,197 shares
         issued and outstanding.............................................................              99                99
      Additional paid-in capital............................................................         191,135           191,226
      Treasury stock, at cost...............................................................            (539)                -
      Retained earnings.....................................................................          16,041            13,435
      Net unrealized investment gain (loss).................................................          (6,147)            3,912
                                                                                                  ----------        ----------
Total shareholders' equity..................................................................         200,589           208,672
Commitments and contingencies...............................................................               -                 -
                                                                                                  ----------        ----------
Total liabilities and shareholders' equity..................................................      $1,297,756        $1,305,222
                                                                                                  ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                                                                            Three Months Ended March 31,
                                                                                           ------------------------------
                                                                                                1997              1996
                                                                                             ---------         ----------
Revenues:
Insurance:
      Life................................................................................   $  17,235         $   15,124
      Accident and health.................................................................      38,286             34,174
      Policyholder assessments............................................................       7,118              5,839
      Reinsurance premiums................................................................     (12,189)           (10,632)
                                                                                             ---------         ----------
                                                                                                50,450             44,505
Investment income, net....................................................................      13,905             12,951
Realized investment gains.................................................................         144                 85
Contribution from closed block............................................................         965                 29
Ceding commissions and other revenue......................................................       3,759              2,518
                                                                                             ---------         ----------
Total revenues............................................................................      69,223             60,088
                                                                                             ---------         ----------

Policyholder benefits:
Life  ....................................................................................      13,960             13,718
Accident and health.......................................................................      24,159             21,896
Reinsurance recoveries....................................................................      (7,506)            (7,639)
                                                                                             ---------         ----------
                                                                                                30,613             27,975
Interest credited to policyholder accounts................................................       6,311              5,692
                                                                                             ---------         ----------
Total policyholder benefits...............................................................      36,924             33,667
                                                                                             ---------         ----------

Expenses:
Policy acquisition costs..................................................................      12,344             11,181
Other insurance operating expense.........................................................      15,063             12,047
                                                                                             ---------         ----------
Total expenses............................................................................      27,407             23,228
                                                                                             ---------         ----------

Income from continuing operations before income taxes.....................................       4,892              3,193
                                                                                             ---------         ----------
Income tax expense........................................................................       1,739              1,118
                                                                                             ---------         ----------
Net income from continuing operations.....................................................       3,153              2,075
                                                                                             ---------         ----------

Net income from discontinued operations...................................................          47                129
                                                                                             ---------         ----------
Net income................................................................................   $   3,200         $    2,204
                                                                                             =========         ==========

Earnings per common share:
   Weighted average common shares outstanding.............................................   9,929,127          9,944,383
                                                                                             =========         ==========
   Net income from continuing operations..................................................   $    0.32         $     0.21
                                                                                             =========         ==========
   Net income.............................................................................   $    0.32         $     0.22
                                                                                             =========         ==========

     See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                             Three Months Ended March 31,
                                                                                           -------------------------------
                                                                                               1997                1996
                                                                                           ------------       ------------

Net cash provided (used) by operating activities.................................            $  3,922           $  (7,770)
                                                                                             --------         -----------
Cash flows from investing activities:
   Purchase of fixed maturities..................................................             (65,631)            (47,327)
   Sales, maturities, calls and principal reductions of fixed maturities.........              66,020              40,637
   Purchase of mortgage loans....................................................              (4,995)             (2,320)
   Proceeds from repayment of mortgage loans.....................................               1,236               1,264
   Change in closed block invested assets........................................              (4,608)                667
   Other, net....................................................................               5,729              (4,913)
                                                                                             --------         -----------
      Net cash provided (used) by investing activities...........................              (2,249)            (11,992)
                                                                                             --------         -----------
Cash flows from financing activities:
   Deposits to policyholder account balances.....................................              19,592              11,150
   Withdrawals from policyholder account balances................................             (17,301)             (9,732)
   Purchase of Treasury Stock....................................................              (1,599)                  -
   Shareholder dividends.........................................................                (597)                  -
   Policy cashouts in connection with demutualization and IPO....................                   -              (6,867)
                                                                                             --------         -----------
      Net cash provided (used) by financing activities...........................                  95              (5,449)
                                                                                             --------         -----------
Net increase (decrease) in cash and cash equivalents.............................               1,768             (25,211)
Cash and cash equivalents at beginning of period.................................               2,079              25,301
                                                                                             --------         -----------
Cash and cash equivalents at end of period.......................................            $  3,847         $        90
                                                                                             ========         ===========

     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 and 1996

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

     Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1996, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1996.

(2)  Investments
      Fixed maturities at March 31, 1997 (in thousands) are as follows:

                                                                                        Gross           Gross         Estimated
                                                                        Amortized     Unrealized      Unrealized        Fair
                                                                          Cost          Gains           Losses          Value
                                                                      ------------   -----------     -------------   -----------
      Available-for-sale:
            U.S. Treasury securities and obligations of U.S.
               Government corporations and agencies...............      $   69,573      $    593         $     646     $  69,520
            Obligations of states and political subdivisions......          10,128            19               269         9,878
            Debt securities issued by foreign governments.........           5,898           135                 2         6,031
            Corporate securities..................................         249,514         5,598             5,311       249,801
            Mortgage-backed securities............................         178,981         1,731             6,156       174,556
                                                                        ----------      --------         ---------     ---------
                                                                        $  514,094      $  8,076         $  12,384     $ 509,786
                                                                        ==========      ========         =========     =========
      Held-to-maturity:
            U.S. Treasury securities and obligations of U.S.
               Government corporations and agencies...............      $    3,864      $     -          $      89     $   3,775
            Corporate securities..................................         139,934         6,992               798       146,128
                                                                        ----------      --------         ---------     ---------
                                                                        $  143,798      $  6,992         $     887     $ 149,903
                                                                        ==========      ========         =========     =========

(3)  Closed Block
Summarized condensed financial information of the closed block (in thousands) is as follows:

                                                                                         March 31,          December 31,
                                           Assets                                           1997                 1996
                                           ------                                        ----------         ------------
Invested assets:
      Fixed maturities:
            Available-for-sale, at fair value (amortized cost:  $197,230 and
               $190,504)..........................................................         $195,654            $193,121
            Held-to-maturity, at amortized cost (fair value $55,122 and $58,837)..           53,370              55,401
                                                                                         ----------         -----------
                                                                                            249,024             248,522
      Policy loans................................................................           47,862              48,057
      Other invested assets, net..................................................            3,337               3,228
                                                                                         ----------         -----------
Total invested assets.............................................................          300,223             299,807
Cash and cash equivalents.........................................................              946               1,480
Accrued investment income.........................................................            4,901               4,428
Ceded reinsurance recoverables....................................................            1,246               1,237
Accounts receivable, net..........................................................              164                 950
Deferred policy acquisition costs.................................................           13,547              13,925
                                                                                         ----------         -----------
Total closed block assets.........................................................         $321,027            $321,827
                                                                                         ==========         ===========

                                         Liabilities
                                         -----------
Life future policy benefits............................................................           $301,820             $301,568
Policyholder account balances for annuity contracts....................................                886                  894
Policy and contract claims.............................................................                623                  298
Other policyholder funds...............................................................             72,101               72,186
Dividends payable to policyholders.....................................................              7,697                7,646
Other liabilities......................................................................              5,556                4,791
                                                                                                  --------             --------
Total closed block liabilities.........................................................           $388,683             $387,383
                                                                                                  ========             ========


Condensed statement of income for the closed block for the three months ended March 31, (in thousands):

Revenues:                                                                                           1997               1996
                                                                                               -----------         ------------
Insurance premiums and policyholder assessments, net of reinsurance....................        $     5,531         $      5,727
Investment income, net.................................................................              5,720                5,484
Realized investment gains (losses) ....................................................                (62)                  28
Other income...........................................................................                 21                    3
                                                                                               -----------         ------------
Total revenues.........................................................................             11,210               11,242
                                                                                               -----------         ------------

Policyholder benefits and expenses:
Total policyholder benefits............................................................              5,798                6,827
Policy acquisition costs...............................................................                508                  517
Other insurance operating expense......................................................                971                  987
                                                                                               -----------       --------------
Total benefits and expenses............................................................              7,277                8,331
Dividends to policyholders.............................................................              2,968                2,882
                                                                                               -----------       --------------
Contribution from the closed block.....................................................        $       965       $           29
                                                                                               ===========       ==============

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

   The excess of closed block liabilities over closed block assets as of March 31, 1997 represents the estimated future contribution from closed block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

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

(4)  Reclassifications
   Certain reclassifications have been made to the prior consolidated financial statements to conform with the most current presentation.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following analysis of the consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included herein.

Operating Results for the Three Months Ended March 31, 1997 and 1996
      As part of the conversion to a stock life insurance company in 1995, Guarantee Life Insurance established a Closed Block to provide for dividends on certain policies that were in force on December 26, 1995 (the "Effective Date"). After the Effective Date, the operating results from the Closed Block are reported on one line, Contribution from closed block, in the consolidated statements of income. The following table presents the consolidated results of operations combined with the results of operations of the Closed Block. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

Combined Results of Operation

                                                                                                 Three Months Ended March 31,
                                                                                              ----------------------------------
                                                                                                   1997                 1996
                                                                                              -----------             ----------
                                                                                                        (In thousands)
Revenues:
      Premiums and policyholder assessments, net..........................................     $   55,981            $  50,232
      Investment income, net..............................................................         19,625               18,435
      Realized investment gains (losses)..................................................             82                  113
      Ceding commissions and other income.................................................          3,780                2,521
                                                                                               ----------            ---------
Total revenues............................................................................         79,468               71,301

Policyholder benefits and expenses:
      Gross benefits......................................................................         43,175               41,685
      Ceded to reinsurers.................................................................         (7,516)              (7,646)
      Interest credited to account balances...............................................          7,063                6,455
                                                                                               ----------            ---------
      Total policyholder benefits.........................................................         42,722               40,494
      Expenses............................................................................         28,886               24,732
      Dividends to policyholders..........................................................          2,968                2,882
                                                                                               ----------            ---------
Total policyholder benefits, expenses and dividends.......................................         74,576               68,108
                                                                                               ----------            ---------

Income from continuing operations before income taxes.....................................          4,892                3,193
Income taxes..............................................................................          1,739                1,118
                                                                                               ----------            ---------
Net income from continuing operations.....................................................     $    3,153            $   2,075
                                                                                               ==========            =========

      Investment Income, Net. Net investment income increased $1.2 million, or 6.5% in 1997. This increase was caused mainly by an increase in the average invested asset base, which increased $48.4 million, or 4.6% in 1997. The investment yield was 8.2% in 1997 and 1996.

      Income Tax Expense. Income tax expense increased $621 thousand in 1997, due to the higher level of pre-tax earnings as the effective tax rate increased only slightly from 35.0% to 35.5%.

   Insurance Operations--Group
      The following table sets forth Guarantee Life's group insurance underwriting income for the three months ended March 31, 1997 and 1996.

                                                                        Group Underwriting Income
                                                                        Three Months Ended March 31,
                                               ------------------------------------------------------------------------------
                                                             1997                                       1996
                                               ----------------------------------       -------------------------------------
                                                                            (In thousands)
                                                 Core         Specialty                    Core          Specialty
                                               Products       Products      Total        Products        Products       Total
                                               --------       --------      -----        --------        --------       -----
Gross insurance premiums..................    $ 38,527       $ 15,434      $ 53,961       $ 29,306       $ 18,522       $47,828
                                              --------       --------      --------       --------       --------       -------
Ceded to reinsurers.......................        (528)       (10,377)      (10,905)          (396)        (8,928)       (9,324)

Net premiums..............................      37,999          5,057        43,056         28,910          9,594        38,504
Ceding Commissions........................          31          3,657         3,688           (176)         2,613         2,437
                                              --------       --------      --------       --------       --------       -------

   Total net premiums and ceding
      commissions.........................      38,030          8,714        46,744         28,734         12,207        40,941

Gross policyholder benefits...............      24,342          9,795        34,137         18,393         12,788        31,181
Ceded to reinsurers.......................       1,313         (7,617)       (6,304)           119         (6,730)       (6,611)
                                              --------       --------      --------       --------       --------       -------

Net benefits..............................      25,655          2,178        27,833         18,512          6,058        24,570
Policy acquisition costs and expenses.....      15,687          4,936        20,623         10,665          6,654        17,319
                                              --------       --------      --------       --------       --------       -------

   Total net benefits and expenses........      41,342          7,114        48,456         29,177         12,712        41,889
                                              --------       --------      --------       --------       --------       -------

Underwriting gain (loss) .................    $ (3,312)      $  1,600       $(1,712)     $    (443)    $     (505)     $   (948)
                                              =========      ========       ========     =========     ==========      ========

      Core products net premiums increased $9.1 million, or 31.4%, in 1997, including a $3.3 million increase in dental and a $2.6 million increase in LTD. These increases are due primarily to increased sales of all core products through Guarantee Life's national distribution system of sales offices.

      Specialty products net premiums decreased $4.5 million, or 47.3%, in 1997. This decrease was primarily due to Guarantee Life's decision to stop writing the SMART product in 1996, causing a $3.1 million reduction in net premiums. Net premiums decreased an additional $1.5 million as Guarantee Life incurred higher reinsurance premiums on its excess loss product.

      Core products net benefits increased $7.1 million, or 38.6%, in 1997. This increase is the effect of the increase caused by higher premium volume in all product lines, and poorer underwriting experience, mainly in the LTD product.

      Specialty products net benefits decreased $3.9 million, or 64.1%, in 1997, mainly due to the lower volume of net premiums.

      Total group expenses increased $3.3 million, or 19.1% in 1997. This increase was due to a combination of the impact of increased premium volume, which directly impacts commissions, taxes, licenses, and fees, and increases in other general operating expenses, due to additional national sales offices opened in 1996 and 1997, as well as the need to continue administering the SMART product during its final runoff period.

   Insurance Operations--Individual

      The following table sets forth the results of operations for Guarantee Life's individual insurance business for the three months ended March 31, 1997 and 1996.

                                                                                             Three Months Ended March 31,
                                                                                      -----------------------------------------
                                                                                          1997                        1996
                                                                                      ------------                -------------
                                                                                                  (In thousands)
Revenues:
      Premiums and policyholder assessments, net of reinsurance ceded........             $ 12,925                 $ 11,728
      Investment income, net.................................................               16,886                   15,943
      Realized investment gains (losses).....................................                 (177)                     775
      Ceding commissions and other income....................................                   92                       84
                                                                                          --------                 --------
Total revenues...............................................................               29,726                   28,530

Policyholder benefits and expenses:
      Gross benefits.........................................................                9,038                   10,504
      Ceded to reinsurers....................................................               (1,212)                  (1,035)
      Interest credited to account balances..................................                7,063                    6,455
                                                                                          --------                 --------
      Total policyholder benefits............................................               14,889                   15,924
      Policy acquisition costs and expenses..................................                7,701                    6,410
      Dividends to policyholders.............................................                2,968                    2,882
                                                                                          --------                 --------
Total policyholder benefits, expenses and dividends..........................               25,558                   25,216
                                                                                          --------                 --------
Income from continuing operations before income taxes........................             $  4,168                 $  3,314
                                                                                          ========                 ========

      Net premiums and policyholder assessments increased $1.2 million, or 10.2%, in 1997. This increase is attributable to the block of universal life policies acquired during the third quarter of 1996.

      Total individual policyholder benefits decreased $1.0 million, or 6.5%, in 1997. Excluding interest credited to policyholder account balances, total individual policyholder benefits decreased $1.6 million in 1997, due mainly to a significant improvement in mortality in the universal life product, as well as a decrease in reserves for traditional life products. These favorable variances more than offset the increase in benefits attributable to the acquired block of universal life policies. Interest credited on policyholder account balances increased $608 thousand, or 9.4%, in 1997. This increase was due to increased account values, as average crediting rates did not change significantly.

      Total individual expenses increased $1.3 million, or 20.1%, in 1997, including $537 thousand additional DAC amortization. The remaining increase is due to additional divisional operating expenses.

      Policyholder dividends increased only slightly during 1997, reflecting an unchanged dividend scale applied to increasing policy account values.

Liquidity and Capital Resources
      The Holding Company's ability to pay dividends to its shareholders and meet its obligations, including debt service, if any, and operating expenses, primarily depends upon its level of net investment income and receiving sufficient funds from its insurance subsidiaries. The payment of dividends by Guarantee Life Insurance is regulated under Nebraska law, which states Guarantee Life Insurance may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Director of Insurance to pay a dividend, if such dividend would exceed certain limitations. Nebraska law gives the Director of Insurance broad discretion to disapprove requests for dividends in excess of these limits.

      Historically, Guarantee Life has generated positive cash flow from operating activities and net deposits to policyholder accounts, and used these funds to purchase fixed maturity securities or other invested assets.

Interest Rate Changes
      Interest rate changes may have temporary effects on the sale and profitability of the universal life and annuity products offered by Guarantee Life's insurance operations. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by Guarantee Life's insurance competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of Guarantee Life's products until Guarantee Life increases the rate credited to holders of its universal life and annuity products. Guarantee Life constantly monitors interest rates with respect to a spectrum of durations and sells policies and annuities that permit flexible responses to interest rate changes as part of its management of interest rate spreads.

      Changes in interest rates have not had a significant impact on Guarantee Life's net income in the three months ended March 31, 1997.

New Accounting Pronouncements
      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for Guarantee Life's fiscal year ending December 31, 1997. Retroactive application will be required. The adoption of Statement No. 128 did not have a significant effect on Guarantee Life's reported earnings per share.

Part II Other Information
      ITEMS 1 through 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

      ITEM 6 Exhibits and Reports on Form 8-K
(a) The following exhibits are being filed pursuant to Item 6(a) of Form 10-Q.

           10(a)     Employment  Agreement with Robert D. Bates, as amended and restated effective January 1, 1997
           10(b)     Amendment  No.  2 to  The  Guarantee  Life  Companies
                     Inc.  1994  Long  Term Incentive Plan
           21        Subsidiaries of the Registrant
           27        Financial Data Schedule


(b)No Current Reports on Form 8-K have been filed during the fiscal quarter of the period covered by this Report.

                                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE GUARANTEE LIFE COMPANIES INC.

Date:  May 13, 1997            /s/ WILLIAM L. BAUHARD
                             --------------------------------
                                   William L. Bauhard
                             Senior Vice President and Chief Financial Officer
                                   (Principal Financial Officer)