Form 10-Q
period 1997-06-30
GUARANTEE LIFE COMPANIES INC
filed 1997-08-14
CIK 946149

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                              ------------------
                                   FORM 10-Q
                              ------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1997              Commission File Number  0-26788



                       THE GUARANTEE LIFE COMPANIES INC.
          (Exact Name of the Registrant as Specified in its Charter)



         Delaware                                      47-0785066
(State of Incorporation)                (I.R.S. Employer Identification Number)


                8801 Indian Hills Drive, Omaha, Nebraska  68114
                   (Address of Principal Executive Offices)


             Registrant's telephone number:          (402) 361-7300



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes [ X ]   No  [ ]

      Shares of common stock outstanding as of August 4, 1997: 9,197,434

================================================================================

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                           June 30,      December 31,
                                                                                          -----------    ------------
                                                                                             1997            1996
                                                                                          -----------    ------------
                                                                                          (unaudited)
                                        Assets
                                        ------
Invested assets:
     Fixed maturities:
         Available-for-sale, at fair value (amortized cost:  $489,520 and $520,741)....   $  493,894     $  526,799
         Held-to-maturity, at amortized cost (fair value: $148,736 and $147,813).......      139,708        138,584
                                                                                          ----------     ----------
                                                                                             633,602        665,383
     Equity securities, at fair value (cost:  $3,158 and $3,158).......................        2,411          2,946
     Mortgage loans, net...............................................................       78,629         70,156
     Policy loans......................................................................       19,822         19,482
     Investment real estate, net.......................................................        3,433          6,620
     Other invested assets, net........................................................       47,935         29,880
     Closed block invested assets......................................................      305,792        299,807
                                                                                          ----------     ----------
Total invested assets..................................................................    1,091,624      1,094,274
Cash and cash equivalents..............................................................        2,024          2,079
Accrued investment income..............................................................       12,011         11,623
Recoverable from reinsurers............................................................       65,122         65,177
Accounts receivable, net...............................................................       12,538          8,289
Deferred policy acquisition costs......................................................       77,583         77,968
Property, plant and equipment, net.....................................................       19,872         20,102
Other assets...........................................................................        3,662          3,690
Closed block other assets..............................................................       18,913         22,020
                                                                                          ----------     ----------
Total assets...........................................................................   $1,303,349     $1,305,222
                                                                                          ==========     ==========

                        Liabilities and Shareholders' Equity
                      ----------------------------------------
Future policy benefits:
     Life..............................................................................   $   45,560     $   43,140
     Accident and health...............................................................       69,262         64,007
Policyholder account balances:
     Universal life contracts..........................................................      264,781        257,362
     Annuity contracts.................................................................      203,674        202,735
Policy and contract claims.............................................................       47,148         50,248
Other policyholder funds...............................................................       12,330         13,662
Unearned premium revenue...............................................................       10,777         10,679
Payable to reinsurers..................................................................        4,380          5,557
Other liabilities......................................................................       38,039         29,415
Closed block liabilities...............................................................      387,863        387,383
Discontinued operations, net...........................................................       23,132         32,362
                                                                                          ----------     ----------
Total liabilities......................................................................    1,106,946      1,096,550

Shareholders' equity:
     Common stock $0.01 par value; 30,000,000 shares authorized, 9,944,383 shares
      issued...........................................................................           99             99
     Additional paid-in capital........................................................      191,135        191,226
     Treasury stock, at cost (746,949 shares)..........................................      (14,694)             -
     Retained earnings.................................................................       19,833         13,435
     Net unrealized investment gain....................................................           30          3,912
                                                                                          ----------     ----------
Total shareholders' equity.............................................................      196,403        208,672
Commitments and contingencies..........................................................            -              -
                                                                                          ----------     ----------
Total liabilities and shareholders' equity.............................................   $1,303,349     $1,305,222
                                                                                          ==========     ==========

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                  June 30,
                                                              ------------------------  -----------------------
                                                                 1997         1996         1997         1996
                                                              ----------   ----------   ----------   ----------
Revenues:
Insurance:
    Life....................................................  $   19,410   $   16,342   $   36,646   $   31,466
    Accident and health.....................................      43,797       34,931       82,080       69,105
    Policyholder assessments................................       7,547        5,926       14,665       11,765
    Reinsurance premiums....................................     (14,590)     (12,489)     (26,778)     (23,122)
                                                              ----------   ----------   ----------   ----------
                                                                  56,164       44,710      106,613       89,214
Investment income, net......................................      14,733       13,530       28,659       26,481
Realized investment gains...................................          15          101          158          185
Contribution from closed block..............................       1,079        1,403        2,044        1,432
Ceding commissions and other revenue........................       3,765        3,285        7,523        5,803
                                                              ----------   ----------   ----------   ----------
Total revenues..............................................      75,776       63,029      144,997      123,115
                                                              ----------   ----------   ----------   ----------

Policyholder benefits:
Life........................................................      14,340       13,803       28,299       27,520
Accident and health.........................................      27,908       19,691       52,065       41,586
Reinsurance recoveries......................................      (9,368)      (7,561)     (16,874)     (15,202)
                                                              ----------   ----------   ----------   ----------
                                                                  32,880       25,933       63,490       53,904
Interest credited to policyholder accounts..................       6,305        5,519       12,617       11,214
                                                              ----------   ----------   ----------   ----------
Total policyholder benefits.................................      39,185       31,452       76,107       65,118
                                                              ----------   ----------   ----------   ----------

Expenses:
Policy acquisition costs....................................      14,913       11,762       27,257       22,944
Other insurance operating expense...........................      14,863       13,119       29,929       25,164
                                                              ----------   ----------   ----------   ----------
Total expenses..............................................      29,776       24,881       57,186       48,108
                                                              ----------   ----------   ----------   ----------

Income from continuing operations before income taxes.......       6,815        6,696       11,704        9,889
                                                              ----------   ----------   ----------   ----------
Income tax expense..........................................       2,421        2,344        4,162        3,461
                                                              ----------   ----------   ----------   ----------
Net income from continuing operations.......................       4,394        4,352        7,542        6,428
                                                              ----------   ----------   ----------   ----------

Net (loss) from discontinued operations.....................         (48)        (559)           -         (429)
                                                              ----------   ----------   ----------   ----------
Net income..................................................  $    4,346   $    3,793   $    7,542   $    5,999
                                                              ==========   ==========   ==========   ==========

Primary earnings per common share:
    Weighted average common shares outstanding..............   9,660,527    9,944,383    9,793,597    9,944,383
                                                              ==========   ==========   ==========   ==========
    Net income from continuing operations...................  $     0.46   $     0.44   $     0.77   $     0.65
                                                              ==========   ==========   ==========   ==========
    Net income..............................................  $     0.45   $     0.38   $     0.77   $     0.60
                                                              ==========   ==========   ==========   ==========

Fully diluted earnings per common share:
    Weighted average common shares..........................   9,960,527            -            -            -
                                                              ==========   ==========   ==========   ==========
    Net income from continuing operations...................  $     0.44            -            -            -
                                                              ==========   ==========   ==========   ==========
    Net income..............................................  $     0.44            -            -            -
                                                              ==========   ==========   ==========   ==========

    See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Six Months Ended June 30,
                                                                                            -------------------------
                                                                                               1997           1996
                                                                                            ----------     ----------

Net cash provided (used) by operating activities..........................................   $   8,079      $ (11,904)
                                                                                             ---------      ---------
Cash flows from investing activities:
   Purchase of fixed maturities...........................................................     (91,588)       (90,308)
   Sales, maturities, calls and principal reductions of fixed maturities..................     123,369         91,530
   Purchase of mortgage loans.............................................................     (11,186)        (4,620)
   Proceeds from repayment of mortgage loans..............................................       2,120          1,935
   Change in closed block invested assets.................................................      (8,972)         2,734
   Other, net.............................................................................     (15,522)        (4,612)
                                                                                             ---------      ---------
     Net cash (used) by investing activities..............................................      (1,778)        (3,341)
                                                                                             ---------      ---------

Cash flows from financing activities:
   Deposits to policyholder account balances..............................................      37,847         21,426
   Withdrawals from policyholder account balances.........................................     (28,361)       (23,327)
   Purchase of Treasury Stock.............................................................     (14,694)             -
   Shareholder dividends..................................................................      (1,147)          (497)
   Policy cashouts in connection with demutualization and IPO.............................           -         (6,877)
                                                                                             ---------      ---------
     Net cash (used) by financing activities..............................................      (6,355)        (9,275)
                                                                                             ---------      ---------
Net (decrease) in cash and cash equivalents...............................................         (55)       (24,520)
Cash and cash equivalents at beginning of period..........................................       2,079         25,301
                                                                                             ---------      ---------
Cash and cash equivalents at end of period................................................   $   2,024      $     781
                                                                                             =========      =========

    See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 and 1996

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

     Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1996, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1996.

(2)  Investments
     Fixed maturities at June 30, 1997 (in thousands) are as follows:

                                                                               Gross         Gross        Estimated
                                                               Amortized     Unrealized    Unrealized       Fair
                                                                  Cost         Gains         Losses         Value
                                                               ----------    ----------    ----------     ---------
     Available-for-sale:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies...........    $  61,444    $      682      $    240     $  61,886
          Obligations of states and political subdivisions..       10,127            34            58        10,103
          Debt securities issued by foreign governments.....        5,901           339             -         6,240
          Corporate securities..............................      249,442         7,719         2,302       254,859
          Mortgage-backed securities........................      162,606         2,676         4,476       160,806
                                                                 --------      --------      --------     ---------
                                                                 $489,520      $ 11,450         7,076       493,894
                                                                 ========      ========      ========     =========
     Held-to-maturity:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies...........        3,120             8            40         3,088
          Corporate securities..............................      136,588         9,317           257       145,648
                                                                 --------     ---------     ---------      --------
                                                                 $139,708     $   6,992     $     297      $148,736
                                                                 ========     =========     =========      ========

(3)  Closed Block
Summarized condensed financial information of the closed block (in thousands) is as follows:

                                                                                   June 30,              December 31,
                                     Assets                                          1997                    1996
                                     ------                                     --------------           ------------
Invested assets:
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost:  $196,842 and
             $190,504)........................................................     $199,829                $193,121
          Held-to-maturity, at amortized cost (fair value:  $57,183 and $58,837)     55,196                  55,401
                                                                                   --------                --------
                                                                                    255,025                 248,522
     Policy loans.............................................................       47,539                  48,057
     Other invested assets, net...............................................        3,228                   3,228
                                                                                   --------                --------
Total invested assets.........................................................      305,792                 299,807
Cash and cash equivalents.....................................................           49                   1,480
Accrued investment income.....................................................        4,102                   4,428
Ceded reinsurance recoverables................................................        1,206                   1,237
Accounts receivable, net......................................................          496                     950
Deferred policy acquisition costs.............................................       13,060                  13,925
                                                                                   --------                --------
Total closed block assets.....................................................     $324,705                $321,827
                                                                                   ========                ========


                                   Liabilities
                                   -----------
Life future policy benefits...................................................     $301,581                $301,568
Policyholder account balances for annuity contracts...........................          908                     894
Policy and contract claims....................................................          492                     298
Other policyholder funds......................................................       73,453                  72,186
Dividends payable to policyholders............................................        7,704                   7,646
Other liabilities.............................................................        3,725                   4,791
                                                                                   --------                --------
Total closed block liabilities................................................     $387,863                $387,383
                                                                                   ========                ========

Condensed statement of income for the closed block for the three and six months ended June 30, (in thousands):

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                          --------                        --------
                                                                    1997            1996             1997            1996
                                                                -----------      ----------       ----------      ----------
Revenues:
Insurance premiums and policyholder assessments,
   net of reinsurance.........................................  $   5,142        $   5,428        $   10,673      $   11,155

Investment income, net........................................      5,291            5,662            11,011          11,146
Realized investment gains (losses) ...........................        280              (44)              218             (15)
Other income..................................................         21                5                42               7
                                                                ---------        ---------        ----------      ----------
Total revenues................................................     10,754           11,051            21,944          22,293
                                                                ---------        ---------        ----------      ----------

Policyholder benefits and expenses:
Total policyholder benefits...................................      5,264            5,585            11,062          12,412
Policy acquisition costs......................................        606              511             1,114           1,028
Other insurance operating expense.............................      1,077              920             2,048           1,907
                                                                ---------        ---------        ----------      ----------
Total benefits and expenses...................................      6,947            7,016            14,224          15,347
Dividends to policyholders....................................      2,708            2,632             5,676           5,514
                                                                ---------        ---------        ----------      ----------
Contribution from the closed block............................  $   1,079        $   1,403        $    2,044      $    1,432
                                                                =========        =========        ==========      ==========

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

     The excess of closed block liabilities over closed block assets as of June 30, 1997 represents the estimated future contribution from closed block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

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

(4)  Earnings per common share
     Fully diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options.

(5)  Reclassifications
     Certain reclassifications have been made to the prior consolidated financial statements to conform with the most current presentation.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included herein.

     This 10-Q report contains certain forward-looking statements and information relating to Guarantee Life that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such statements reflect the current view of Guarantee Life with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1996. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

Operating Results for the Three and Six Months Ended June 30, 1997 and 1996

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

Combined Results of Operations

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                          --------                        --------
                                                                    1997            1996             1997            1996
                                                                 ----------      ----------       ----------      ----------
                                                                                        (In thousands)
Revenues:
     Premiums and policyholder assessments, net.............       $61,306         $50,138         $117,286        $100,369
     Investment income, net.................................        20,044          19,192           39,670          37,627
     Realized investment gains..............................           295              57              376             170
     Ceding commissions and other income....................         3,786           3,290            7,565           5,810
                                                                 ---------       ---------        ---------       ---------
Total revenues..............................................        85,431          72,677          164,897         143,976

Policyholder benefits and expenses:
     Gross benefits.........................................        46,721          38,264           89,893          79,947
     Ceded to reinsurers....................................        (9,327)         (7,501)         (16,843)        (15,148)
     Interest credited to account balances..................         7,055           6,274           14,119          12,731
                                                                 ---------       ---------        ---------       ---------
     Total policyholder benefits............................        44,449          37,037           87,169          77,530
     Expenses...............................................        31,459          26,312           60,348          51,043
     Dividends to policyholders.............................         2,708           2,632            5,676           5,514
                                                                 ---------       ---------        ---------       ---------
Total policyholder benefits, expenses and dividends.........        78,616          65,981          153,193         134,087
                                                                 ---------       ---------        ---------       ---------

Income from continuing operations before income taxes.......         6,815           6,696           11,704           9,889
Income taxes................................................         2,421           2,344            4,162           3,461
                                                                 ---------       ---------        ---------       ---------
Net income from continuing operations.......................     $   4,394       $   4,352        $   7,542       $   6,428
                                                                 =========       =========        =========       =========

     Investment Income, Net. Net investment income increased $852 thousand, or 4.4% for the second quarter of 1997 over 1996, and $2.0 million or 5.4% for the six months ended June 30. This increase was caused mainly by an increase in the average invested asset base, which increased $40.7 million, or 3.9% in 1997. The investment yield was 8.2% in 1997 and 1996.

   Insurance Operations--Group
     The following table sets forth Guarantee Life's group insurance underwriting income for the three and six months ended June, 1997 and 1996.

                                                                       Group Underwriting Income
                                                                      Three Months Ended June 30,
                                                ---------------------------------------------------------------------
                                                             1997                                  1996
                                                ---------------------------------     -------------------------------
                                                                            (In thousands)
                                                 Core       Specialty                  Core        Specialty
                                               Products     Products       Total     Products      Products      Total
                                               --------     --------      -------    --------      --------     -------
Gross insurance premiums..................      $44,050      $17,456      $61,506    $ 31,713      $ 17,613     $49,326
Reinsurance premiums......................       (1,072)     (11,962)     (13,034)       (743)      (10,232)    (10,975)
                                                -------      -------      -------    --------      --------     -------
Net premiums..............................       42,978        5,494       48,472      30,970         7,381      38,351
Ceding commissions........................            -        3,625        3,625           -         3,175       3,175
                                                -------      -------      -------    --------      --------     -------
   Total net premiums and ceding
     commissions..........................       42,978        9,119       52,097      30,970        10,556      41,526
                                                -------      -------      -------    --------      --------     -------
Gross policyholder benefits...............       29,052        9,571       38,623      20,881         9,228      30,109
Reinsurance recoveries....................       (1,037)      (7,547)      (8,584)        (70)       (6,908)     (6,978)
                                                -------      -------      -------    --------      --------     -------
Net benefits..............................       28,015        2,024       30,039      20,811         2,320      23,131
Policy acquisition costs and expenses.....       16,361        5,900       22,261      11,523         6,762      18,285
                                                -------      -------      -------    --------      --------     -------
   Total net benefits and expenses........       44,376        7,924       52,300      32,334         9,082      41,416
                                                -------      -------      -------    --------      --------     -------
Underwriting gain (loss) .................      $(1,398)     $ 1,195      $  (203)   $ (1,364)     $  1,474     $   110
                                                =======      =======      =======    ========      ========     =======
                                                                      Group Underwriting Income
                                                                      Six Months Ended June 30,
                                                ----------------------------------------------------------------------
                                                              1997                                 1996
                                                ---------------------------------     --------------------------------
                                                                            (In thousands)
                                                 Core       Specialty                  Core        Specialty
                                               Products     Products       Total     Products      Products      Total
                                               --------     --------     --------    --------      --------     -------
Gross insurance premiums..................      $82,576      $32,889     $115,465     $61,019       $36,135     $97,154
Reinsurance premiums......................       (1,599)     (22,339)     (23,938)     (1,139)      (19,160)    (20,299)
                                                -------      -------     --------     -------       -------     -------
Net premiums..............................       80,977       10,550       91,527      59,880        16,975      76,855
Ceding commissions........................           68        7,282        7,350        (176)        5,787       5,611
                                                -------      -------     --------     -------       -------     -------
   Total net premiums and ceding
     commissions..........................       81,045       17,832       98,877      59,704        22,762      82,466
                                                -------      -------     --------     -------       -------     -------
Gross policyholder benefits...............       53,392       19,365       72,757      39,274        22,015      61,289
Reinsurance recoveries....................          277      (15,164)     (14,887)         48       (13,638)    (13,590)
                                                -------      -------     --------     -------       -------     -------
Net benefits..............................       53,669        4,201       57,870      39,322         8,377      47,699
Policy acquisition costs and expenses.....       32,049       10,836       42,885      22,188        13,417      35,605
                                                -------      -------     --------     -------       -------     -------
   Total net benefits and expenses........       85,718       15,037      100,755      61,510        21,794      83,304
                                                -------      -------     --------     -------       -------     -------
Underwriting gain (loss) .................      $(4,673)     $ 2,795     $ (1,878)    $(1,806)      $   968     $  (838)
                                                =======      =======     ========     =======       =======     =======

     Core products net premiums increased $12.0 million, or 38.8% for the second quarter of 1997 over 1996, and $21.1 million or 35.7% for the six months ended June 30. These increases are due primarily to increased sales of all core products through Guarantee Life's national distribution system of sales offices.

     Specialty products net premiums decreased $1.9 million, or 25.6% for the second quarter of 1997 over 1996, and $6.4 million, or 37.9% for the six months ended June 30. This decrease was primarily due to Guarantee Life's decision to stop writing the SMART product during the first quarter of 1996.

     Core products net benefits increased $7.2 million, or 34.6% for the second quarter of 1997 over 1996 and $14.3 million, or 36.5% for the six months ended June 30. This increase is caused entirely by higher premium volume in all product lines and is partially offset by improved underwriting experience in the life and LTD product lines during the second quarter.

     Specialty products net benefits decreased $300 thousand, or 12.8% for the second quarter of 1997 over 1996 and $4.2 million or 49.9% for the six months ended June 30, mainly due to the lower volume of net premiums discussed earlier.

     Total group expenses increased $4.0 million, or 21.7% for the second quarter of 1997 over 1996 and $7.3 million or 20.5% for the six months ended June 30. This increase was due partly to the 26.4% and 19.1% three and six month increases in total group net premium, which directly impacts commissions, taxes, licenses, and fees. The increase also included increases in other general operating expenses, due in part to expansion of the group operations, including additional national sales offices opened in 1996 and 1997.


   Insurance Operations--Individual

     The following table sets forth the results of operations for Guarantee Life's individual insurance business for the three and six months ended June 30, 1997 and 1996.

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                          --------                   --------
                                                                   1997            1996         1997          1996
                                                                ----------      ----------    ---------     ---------
                                                                                    (In thousands)
Revenues:
     Premiums and policyholder assessments, net of
        reinsurance premiums..................................   $ 12,834        $ 11,787      $25,759       $23,514
     Investment income, net...................................     16,652          16,438       33,538        32,382
     Realized investment gains................................        312             133          135           908
     Ceding commissions and other income......................        123             116          215           200
                                                                 --------        --------      -------       -------
Total revenues................................................     29,921          28,474       59,647        57,004

Policyholder benefits and expenses:
     Gross benefits...........................................      8,098           8,155       17,136        18,658
     Reinsurance recoveries...................................       (743)           (523)      (1,956)       (1,558)
     Interest credited to account balances....................      7,055           6,274       14,119        12,731
                                                                 --------        --------      -------       -------
     Total policyholder benefits..............................     14,410          13,906       29,299        29,831
     Policy acquisition costs and expenses....................      8,774           7,675       16,476        14,084
     Dividends to policyholders...............................      2,708           2,632        5,676         5,514
                                                                 --------        --------      -------       -------
Total policyholder benefits, expenses and dividends...........     25,892          24,213       51,451        49,429
                                                                 --------        --------      -------       -------
Income from continuing operations before income taxes.........   $  4,029        $  4,261      $ 8,196       $ 7,575
                                                                 ========        ========      =======       =======

     Net premiums and policyholder assessments increased $1.0 million, or 8.9% for the second quarter of 1997 over 1996 and $2.2 million, or 9.6% for the six months ended June 30. This increase is attributable to the block of universal life policies acquired during the third quarter of 1996.

     Total individual policyholder benefits increased $500 thousand, or 3.6%, for the second quarter of 1997 over 1996 and decreased $500 thousand or 1.8% for the six months ended June 30. Excluding interest credited to policyholder account balances, total individual policyholder benefits decreased $300 thousand for the second quarter of 1997 over 1996 and $1.9 million for the six months ended June 30, due mainly to a significant improvement in mortality in the universal life product, as well as a decrease in reserves for traditional life products. These favorable variances more than offset the increase in benefits attributable to the acquired block of universal life policies. Interest credited on policyholder account balances increased $781 thousand, or 12.4% for the second quarter of 1997 over 1996 and $1.4 million or 10.9% for the six months ended June 30. This increase was due to increased account values, as average crediting rates did not change significantly.

     Total individual expenses increased $1.1 million, or 14.3% for the second quarter of 1997 over 1996 and $2.4 million, or 17.0% for the six months ended June 30, in 1997, including $888 thousand additional DAC amortization for the quarter and $1.4 million year to date. The remaining increase is due to additional divisional operating expenses.

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

     Changes in interest rates have not had a significant impact on Guarantee Life's net income in the three or six months ended June, 1997.

New Accounting Pronouncements

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, "Earnings Per Share," which is intended to simplify the computation and presentation of earnings per share ("EPS"). Statement 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." Statement 128 will eliminate the concept of "primary" EPS and require dual presentation of "basic" and "diluted" EPS. Diluted EPS under Statement 128 is similar to "fully diluted" EPS as defined by APB 15. Guarantee Life is required to adopt Statement 128 effective December 31, 1997. The Company believes the adoption of Statement 128 will not have a significant effect on Guarantee Life's reported earnings per share.

     In March 1997, the FASB issued Statement 129, "Disclosures of Information About Capital Structure," which clarifies disclosure requirements related to the type, and nature, of securities contained in an entity's capital structure. Guarantee Life is required to adopt Statement 129 effective December 31, 1997.

     In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in shareholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. Guarantee Life is required to adopt Statement 130 effective January 1, 1998, with reclassification of financial statements for earlier years required.

     In June 1997, the FASB issued Statement 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. Generally, Statement 131 requires that financial information be reported on the basis that is used internally for evaluating performance. Guarantee Life is required to adopt Statement 131 effective January 1, 1998, and comparative information for earlier years must be restated. Guarantee Life has not yet determined what impact Statement 131 may have on its current segment reporting structure.


Part II Other Information

     ITEMS 1,2,3 and 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 8, 1997. The results of the matters voted upon at the Annual Meeting are shown below.

         Election of Directors.  The following directors were re-elected:
         ---------------------

                                                 Withhold
                                               Authority To
                                                 Vote For
                                                 Nominee
                                                 -------
         Director                 For                           Term
         --------                 ---                           ----
John R. Cochran                5,720,328         208,219       3 years
James M. McClymond             5,727,203         201,344       3 years
William F. Welsh II            5,726,097         202,450       3 years

             Directors whose terms of office continued after the Annual Meeting:

                                Robert D. Bates
                                Frederick M. Bekins
                                C.R. Bob Bell
                                Theodore C. Cooley
                                Thomas T. Hacking
                                Bernard W. Reznicek
                                A.J. Scribante
                                Janice D. Stoney

         Ratification of Independent Auditors. The appointment of KPMG Peat
         ------------------------------------
         Marwick LLP as the Company's independent auditors for 1997 was ratified with 5,795,809 votes for, 30,272 votes against and 102,446 abstentions/broker non-votes.

         Amendment of the Company's 1994 Long Term Incentive Plan. The proposal
         --------------------------------------------------------
         to increase the number of shares of common stock issuable under the 1994 Long Term Incentive Plan from 745,828 shares to 1,345,828 shares was approved with 4,253,660 votes for, 597,022 votes against and 219,799 abstentions/broker non-votes.

     ITEM 6 Exhibits and Reports on Form 8-K
(a) The following exhibits are being filed pursuant to Item 6(a) of Form 10-Q.

         10   Amendment No. 3 to The Guarantee Life Companies Inc. 1994 Long
              Term Incentive Plan
         27   Financial Data Schedule


(b) No Current Reports on Form 8-K have been filed during the fiscal quarter of the period covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE GUARANTEE LIFE COMPANIES INC.

Date:  August 13, 1997                    /s/ WILLIAM L. BAUHARD
                               -------------------------------------------------
                                              William L. Bauhard
                               Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)