Form 10-Q
period 1997-09-30
GUARANTEE LIFE COMPANIES INC
filed 1997-11-05
CIK 946149

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                              -------------------
                                   FORM 10-Q
                              -------------------



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1997         Commission File Number  0-26788



                       THE GUARANTEE LIFE COMPANIES INC.
          (Exact Name of the Registrant as Specified in its Charter)



          Delaware                                    47-0785066
  (State of Incorporation)              (I.R.S. Employer Identification Number)



                8801 Indian Hills Drive, Omaha, Nebraska  68114
                   (Address of Principal Executive Offices)



             Registrant's telephone number:          (402) 361-7300



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes [X]   No [_]

     Shares of common stock outstanding as of October 27, 1997:  9,197,434

================================================================================

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                                 September 30   December 31,
                                                                                                 ------------   -----------

                                  Assets                                                            1997           1996
                                  ------                                                         -----------    ----------
Invested assets:                                                                                 (unaudited)
     Fixed maturities:
        Available-for-sale, at fair value (amortized cost: $489,836 and $520,741)...........     $  503,717     $  526,799
        Held-to-maturity, at amortized cost (fair value: $169,582 and $147,813).............        157,622        138,584
                                                                                                 ----------     ----------
                                                                                                    661,339        665,383
     Equity securities, at fair value (cost:  $3,158 and $3,158)............................          2,486          2,946
     Mortgage loans, net....................................................................         80,873         70,156
     Policy loans...........................................................................         19,654         19,482
     Investment real estate, net............................................................          3,424          6,620
     Other invested assets, net.............................................................         33,016         29,880
     Closed block invested assets...........................................................        310,909        299,807
                                                                                                 ----------     ----------
Total invested assets.......................................................................      1,111,701      1,094,274
Cash and cash equivalents...................................................................          2,031          2,079
Accrued investment income...................................................................         11,441         11,623
Recoverable from reinsurers.................................................................         67,684         65,177
Accounts receivable, net....................................................................         14,021          8,289
Deferred policy acquisition costs...........................................................         74,794         77,968
Property, plant and equipment, net..........................................................         19,621         20,102
Other assets................................................................................          3,819          3,690
Closed block other assets...................................................................         19,546         22,020
                                                                                                 ----------     ----------
Total assets................................................................................     $1,324,658     $1,305,222
                                                                                                 ==========     ==========

                     Liabilities and Shareholders' Equity
                     ------------------------------------
Future policy benefits:
     Life...................................................................................     $   46,947     $   43,140
     Accident and health....................................................................         70,760         64,007
Policyholder account balances:
     Universal life contracts...............................................................        268,692        257,362
     Annuity contracts......................................................................        203,348        202,735
Policy and contract claims..................................................................         48,868         50,248
Other policyholder funds....................................................................         13,451         13,662
Unearned premium revenue....................................................................         11,004         10,679
Payable to reinsurers.......................................................................          7,064          5,557
Other liabilities...........................................................................         45,953         29,415
Closed block liabilities....................................................................        385,360        387,383
Discontinued operations, net................................................................         15,987         32,362
                                                                                                 ----------     ----------
Total liabilities...........................................................................      1,117,434      1,096,550

Shareholders' equity:
     Common stock $0.01 par value; 30,000,000 shares authorized,
      9,944,383 shares issued...............................................................             99             99
     Additional paid-in capital.............................................................        191,135        191,226
     Treasury stock, at cost (746,949 shares)...............................................        (14,694)             -
     Retained earnings......................................................................         23,307         13,435
     Net unrealized investment gain.........................................................          7,377          3,912
                                                                                                 ----------     ----------
Total shareholders' equity..................................................................        207,224        208,672
Commitments and contingencies...............................................................              -              -
                                                                                                 ----------     ----------
Total liabilities and shareholders' equity..................................................     $1,324,658     $1,305,222
                                                                                                 ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                                                              Three Months Ended        Nine Months Ended
                                                                                 September 30,             September 30,
                                                                                 -------------             -------------
                                                                               1997         1996         1997         1996
                                                                           -----------  -----------  -----------  -----------
Revenues:
Insurance:
    Life..............................................................     $   19,527   $   16,700   $   56,172   $   48,165
    Accident and health...............................................         45,981       32,737      128,063      101,840
    Policyholder assessments..........................................          7,608        7,048       22,273       18,814
    Reinsurance premiums..............................................        (13,716)     (11,878)     (40,495)     (34,999)
                                                                           ----------   ----------   ----------   ----------
                                                                               59,400       44,607      166,013      133,820
Investment Income, net................................................         14,553       13,682       43,212       40,162
Realized investment gains.............................................            774         (212)         933          (26)
Contribution from closed block........................................          1,378          980        3,424        2,412
Ceding commissions and other revenue..................................          3,759        3,836       11,282        9,639
                                                                           ----------   ----------   ----------   ----------
Total revenues........................................................         79,864       62,893      224,864      186,007
                                                                           ----------   ----------   ----------   ----------

Policyholder benefits:
Life..................................................................         17,973       13,438       46,273       40,958
Accident and health...................................................         28,138       20,757       80,204       62,346
Reinsurance recoveries................................................         (9,175)     (10,410)     (26,050)     (25,612)
                                                                           ----------   ----------   ----------   ----------
                                                                               36,936       23,785      100,427       77,692
Interest credited to policyholder accounts............................          6,190        6,098       18,807       17,310
                                                                           ----------   ----------   ----------   ----------
Total policyholder benefits...........................................         43,126       29,883      119,234       95,002
                                                                           ----------   ----------   ----------   ----------

Expenses:
Policy acquisition costs..............................................         14,199       12,337       41,453       35,280
Other insurance operating expense.....................................         15,176       13,078       45,107       38,240
                                                                           ----------   ----------   ----------   ----------
Total expenses........................................................         29,375       25,415       86,560       73,520
                                                                           ----------   ----------   ----------   ----------

Income from continuing operations before income taxes.................          7,363        7,595       19,070       17,485
                                                                           ----------   ----------   ----------   ----------
Income tax expense....................................................          2,585        2,658        6,747        6,120
                                                                           ----------   ----------   ----------   ----------
Net income from continuing operations.................................          4,778        4,937       12,323       11,365
                                                                           ----------   ----------   ----------   ----------

Net (loss) from discontinued operations...............................            (59)          22          (59)        (408)
                                                                           ----------   ----------   ----------   ----------
Net income............................................................     $    4,719   $    4,959   $   12,264   $   10,957
                                                                           ==========   ==========   ==========   ==========

Earnings per common and common equivalent share:
    Weighted average common shares outstanding........................      9,520,844    9,944,383    9,810,779    9,944,383
                                                                           ==========   ==========   ==========   ==========
    Net income from continuing operations.............................      $    0.50    $    0.50    $    1.26    $    1.14
                                                                           ==========   ==========   ==========   ==========
    Net income........................................................      $    0.50    $    0.50    $    1.25    $    1.10
                                                                           ==========   ==========   ==========   ==========

Earnings per common share assuming full dilution:
    Weighted average common shares outstanding........................      9,520,844    9,944,383    9,810,779    9,944,383
                                                                           ==========   ==========   ==========   ==========
    Net income from continuing operations.............................      $    0.50    $    0.50    $    1.26    $    1.14
                                                                           ==========   ==========   ==========   ==========
    Net income........................................................      $    0.50    $    0.50    $    1.25    $    1.10
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

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                                        September 30,
                                                                                        -------------
                                                                                    1997             1996
                                                                                 ---------         ---------
Net cash provided (used) by operating activities.............................    $   3,464         $  (6,136)
                                                                                 ---------         ---------
Cash flows from investing activities:
   Purchase of fixed maturities..............................................     (168,911)         (163,380)
   Sales, maturities, calls and principal reductions of fixed maturities.....      186,196           171,447
   Purchase of mortgage loans................................................      (15,286)           (9,960)
   Proceeds from repayment of mortgage loans.................................        3,940             2,920
   Change in closed block invested assets....................................       (6,111)           (1,226)
   Other, net................................................................         (422)           (3,358)
                                                                                 ---------         ---------
          Net cash (used) by investing activities............................         (594)           (3,557)
                                                                                 ---------         ---------
Cash flows from financing activities:
   Deposits to policyholder account balances.................................       54,088            34,165
   Withdrawals from policyholder account balances............................      (40,521)          (33,893)
   Purchase of Treasury Stock................................................      (14,694)                -
   Shareholder dividends.....................................................       (1,791)             (994)
   Policy cashouts in connection with demutualization and IPO................            -            (6,877)
                                                                                 ---------         ---------
          Net cash (used) by financing activities............................       (2,918)           (7,599)
Net (decrease) in cash and cash equivalents..................................          (48)          (17,292)
                                                                                 ---------         ---------
Cash and cash equivalents at beginning of period.............................    $   2,079         $  25,301
                                                                                 =========         =========
Cash and cash equivalents at end of period...................................    $   2,031         $   8,009
                                                                                 =========         =========

     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 and 1996

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

     Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1996, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1996.

(2)  Investments

     Fixed maturities at September 30, 1997 (in thousands) are as follows:

                                                                               Gross         Gross        Estimated
                                                                  Amortized  Unrealized    Unrealized        Fair
                                                                    Cost       Gains         Losses         Value
                                                                  ---------  ----------  --------------  ------------
Available-for-sale:
      U.S. Treasury securities and obligations of U.S.
       Government corporations and agencies.....................   $ 50,157     $ 1,632       $     27       $ 51,762
      Obligations of states and political subdivisions..........     10,126         309              -         10,435
      Debt securities issued by foreign governments.............      5,905         538              -          6,443
      Corporate securities......................................    253,285      11,302          1,055        263,532
      Mortgage-backed securities................................    170,363       4,130          2,948        171,545
                                                                   --------     -------  -------------       --------
                                                                   $489,836     $17,911       $  4,030       $503,717
                                                                   ========     =======  =============       ========
 Held-to-maturity:
      U.S. Treasury securities and obligations of U.S.
       Government corporations and agencies.....................   $  3,116     $    20              -       $  3,136
      Corporate securities......................................    154,506      12,006             66        166,446
                                                                   --------     -------  -------------       --------
                                                                   $157,622     $12,026       $     66       $169,582
                                                                   ========     =======  =============       ========

(3)  Closed Block

Summarized condensed financial information of the closed block (in thousands) is as follows:

                                                                                    September 30,   December 31,
                             Assets                                                     1997           1996
                             ------                                                 -------------   -------------
Invested assets:
  Fixed maturities:
   Available-for-sale, at fair value (amortized cost:  $199,005 and
    $190,504)...................................................................         $206,611       $193,121
   Held-to-maturity, at amortized cost (fair value:  $53,900 and $58,837).......           50,938         55,401
                                                                                    -------------       --------
                                                                                          257,549        248,522
  Policy loans..................................................................           47,293         48,057
  Other invested assets, net....................................................            6,067          3,228
                                                                                    -------------       --------
Total invested assets...........................................................          310,909        299,807
Cash and cash equivalents.......................................................              516          1,480
Accrued investment income.......................................................            4,987          4,428
Ceded reinsurance recoverables..................................................            1,222          1,237
Accounts receivable, net........................................................              140            950
Deferred policy acquisition costs...............................................           12,681         13,925
                                                                                    -------------       --------
Total closed block assets.......................................................         $330,455       $321,827
                                                                                    =============       ========


                                         Liabilities
                                         -----------
Life future policy benefits..........................................................    $301,651       $301,568
Policyholder account balances for annuity contracts..................................         883            894
Policy and contract claims...........................................................         589            298
Other policyholder funds.............................................................      72,017         72,186
Dividends payable to policyholders...................................................       7,734          7,646
Deferred income taxes................................................................      (2,662)           916
Other liabilities....................................................................       5,148          3,875
                                                                                         --------       --------
Total closed block liabilities.......................................................    $385,360       $387,383
                                                                                         ========       ========

Condensed statement of income for the closed block for the three and nine months ended September 30 (in thousands):

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                             -------------------      -----------------
                                                                1997      1996          1997     1996
                                                              -------    -------       -------  -------
Revenues:
Insurance premiums and policyholder assessments,
 net of reinsurance.......................................    $ 5,159    $ 5,498       $15,832  $16,653
Investment income, net....................................      5,641      5,290        16,652   16,436
Realized investment gains (losses)........................        (97)        69           121       53
Other income..............................................          3          1            46       10
                                                              -------    -------       -------  -------
Total revenues............................................     10,706     10,858        32,651   33,152
                                                              -------    -------       -------  -------

Policyholder benefits and expenses:
Total policyholder benefits...............................      5,210      5,627        16,272   18,039
Policy acquisition costs..................................        500        465         1,614    1,493
Other insurance operating expense.........................        966      1,156         3,013    3,064
                                                              -------    -------       -------  -------
Total benefits and expenses...............................      6,676      7,248        20,899   22,596
Dividends to policyholders................................      2,652      2,630         8,328    8,144
                                                              -------    -------       -------  -------
Contribution from the closed block........................    $ 1,378    $   980       $ 3,424  $ 2,412
                                                              =======    =======       =======  =======

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

The excess of closed block liabilities over closed block assets as of September 30, 1997 represents the estimated future contribution from closed block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

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

(4)  Earnings per common share
Earnings per common share assuming full dilution reflect the maximum dilution that would have resulted from the exercise of stock options.

(5)  Reclassifications
Certain reclassifications have been made to the prior consolidated financial statements to conform with the most current presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Results for the Three and Nine Months Ended September 30, 1997 and
1996

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

Combined Results of Operations

                                                                        Three Months Ended    Nine Months Ended
                                                                           September 30,        September 30,
                                                                           -------------        -------------
                                                                          1997      1996       1997       1996
                                                                        --------  ---------  ---------  ---------
                                                                                     (In thousands)
Revenues:
          Premiums and policyholder assessments, net.................   $64,559   $ 50,105   $181,845   $150,473
          Investment income, net.....................................    20,194     18,972     59,864     56,598
          Realized investment gains..................................       677       (143)     1,054         27
          Ceding commissions and other income........................     3,762      3,837     11,328      9,649
                                                                        -------   --------   --------   --------
Total revenues.......................................................    89,192     72,771    254,091    216,747

Policyholder benefits and expenses:
          Gross benefits.............................................    50,566     38,982    140,461    118,932
          Ceded to reinsurers........................................    (9,191)   (10,329)   (26,035)   (25,478)
          Interest credited to account balances......................     6,961      6,857     21,080     19,587
                                                                        -------   --------   --------   --------
          Total policyholder benefits................................    48,336     35,510    135,506    113,041
          Expenses...................................................    30,841     27,036     91,187     78,077
          Dividends to policyholders.................................     2,652      2,630      8,328      8,144
                                                                        -------   --------   --------   --------
Total policyholder benefits, expenses and dividends..................    81,829     65,176    235,021    199,262
                                                                        -------   --------   --------   --------

Income from continuing operations before income taxes................     7,363      7,595     19,070     17,485
Income taxes.........................................................     2,585      2,658      6,747      6,120
                                                                        -------   --------   --------   --------
Net income from continuing operations................................   $ 4,778   $  4,937   $ 12,323   $ 11,365
                                                                        =======   ========   ========   ========

  Investment Income, Net. Net investment income increased $1.2 million, or 6.4% for the third quarter of 1997 over 1996, and $3.3 million or 5.8% for the nine months ended September 30. This increase was caused mainly by an increase in the average invested asset base, which increased $45.6 million, or 4.4% in 1997. The investment yield was 8.0% in 1997 and 1996.

 Insurance Operations--Group

    The following table sets forth Guarantee Life's group insurance underwriting income for the three and nine months ended September, 1997 and 1996.

                                                                Group Underwriting Income
                                                             Three Months Ended September 30,
                                         -------------------------------------------------------------------
                                                        1997                              1996
                                         --------------------------------  ---------------------------------
                                                                  (In thousands)
                                           Core     Specialty                 Core     Specialty
                                         Products    Products     Total     Products    Products     Total
                                         ---------  ----------  ---------  ----------  ----------  ---------
Gross insurance premiums..............   $ 47,040    $ 16,903   $ 63,943   $  32,055    $ 14,948   $ 47,003
Reinsurance premiums..................       (877)    (11,331)   (12,208)       (674)     (9,825)   (10,499)
                                         --------    --------   --------   ---------    --------   --------
Net premiums..........................     46,163       5,572     51,735      31,381       5,123     36,504
Ceding commissions....................          -       3,591      3,591           -       3,687      3,687
                                         --------    --------   --------   ---------    --------   --------
   Total net premiums and ceding
   commissions........................     46,163       9,163     55,326      31,381       8,810     40,191
                                         --------    --------   --------   ---------    --------   --------
Gross policyholder benefits...........     32,116       9,199     41,315      19,821       9,145     28,966
Reinsurance recoveries................     (1,373)     (6,823)    (8,196)       (529)     (8,916)    (9,445)
                                         --------    --------   --------   ---------    --------   --------
Net benefits..........................     30,743       2,376     33,119      19,292         229     19,521
Policy acquisition costs and expenses.     17,310       5,643     22,953      11,966       6,374     18,340
                                         --------    --------   --------   ---------    --------   --------
     Total net benefits and expenses..     48,053       8,019     56,072      31,258       6,603     37,861
                                         --------    --------   --------   ---------    --------   --------
Underwriting gain (loss)..............   $ (1,890)   $  1,144   $   (746)  $     123    $  2,207   $  2,330
                                         ========    ========   ========   =========    ========   ========

                                                              Group Underwriting Income
                                                            Nine Months Ended September 30,
                                         ------------------------------------------------------------------
                                                       1997                               1996
                                         -------------------------------   --------------------------------
                                                                   (In thousands)
                                           Core     Specialty                Core      Specialty
                                         Products    Products      Total   Products     Products    Total
                                         --------    --------   --------   ---------    --------   --------
Gross insurance premiums..............   $129,616    $ 49,793   $179,409   $  93,072    $ 51,082   $144,154
Reinsurance premiums..................     (2,476)    (33,671)   (36,147)     (1,813)    (28,984)   (30,797)
                                         --------    --------   --------   ---------    --------   --------
Net premiums..........................    127,140      16,122    143,262      91,259      22,098    113,357
Ceding commissions....................        110      10,873     10,983        (176)      9,475      9,299
                                         --------    --------   --------   ---------    --------   --------
   Total net premiums and ceding
          commissions.................    127,250      26,995    154,245      91,083      31,573    122,656
                                         --------    --------   --------   ---------    --------   --------
Gross policyholder benefits...........     85,510      28,564    114,074      59,097      31,161     90,258
Reinsurance recoveries................     (1,096)    (21,988)   (23,084)       (481)    (22,555)   (23,036)
                                         --------    --------   --------   ---------    --------   --------
Net benefits..........................     84,414       6,576     90,990      58,616       8,606     67,222
Policy acquisition costs and expenses.     49,358      16,479     65,837      34,150      19,793     53,943
                                         --------    --------   --------   ---------    --------   --------
     Total net benefits and expenses..    133,772      23,055    156,827      92,766      28,399    121,165
                                         --------    --------   --------   ---------    --------   --------
Underwriting gain (loss)..............   $ (6,522)   $  3,940   $ (2,582)   ($ 1,683)   $  3,174   $  1,491
                                         ========    ========   ========   =========    ========   ========

    Core products net premiums increased $14.8 million, or 47.1% for the third quarter of 1997 over 1996, and $35.9 million or 39.3% for the nine months ended September 30. These increases are due primarily to increased sales of all core products through Guarantee Life's national distribution system of sales offices.

    Specialty products net premiums increased $449 thousand, or 8.8% for the third quarter of 1997 over 1996, and decreased $6.0 million, or 27.0% for the nine months ended September 30. The increase for the quarter was due to increase in sales of excess loss insurance. The decrease year to date was primarily due to Guarantee Life's decision to stop writing the SMART product during 1996 and a higher excess loss lapse ratio.

    Core products net benefits increased $11.5 million, or 59.3% for the third quarter of 1997 over 1996 and $25.8 million, or 44.0% for the nine months ended September 30. This increase is caused by higher premium volume in all product lines and poorer underwriting experience in the life and dental lines which is partially offset by improved underwriting experience in the LTD product line during the third quarter.

  Specialty products net benefits increased $2.1 million, for the third quarter of 1997 over 1996 and decreased $2.0 million or 23.6% for the nine months ended September 30, mainly due to the lower volume of net premiums discussed earlier and a third quarter 1996 reinsurance recoverable adjustment.

  Total group expenses increased $4.6 million, or 25.2% for the third quarter of 1997 over 1996 and $11.9 million or 22.0% for the nine months ended September
30. This increase was due partly to the increase in total group gross premium which directly impacts commissions, taxes, licenses, and fees. The increase is also due to higher general operating expenses associated with processing new business and the expansion of the group insurance operations, including additional national sales offices opened in 1996 and 1997.


 Insurance Operations--Individual

  The following table sets forth the results of operations for Guarantee Life's individual insurance business for the three and nine months ended September 30, 1997 and 1996.


                                                                   Three Months Ended      Nine Months Ended
                                                                      September 30,          September 30,
                                                                      -------------          -------------
                                                                    1997        1996        1997       1996
                                                                 -----------  --------    ---------  --------
                                                                            (In thousands)
Revenues:
     Premiums and policyholder assessments, net of
         reinsurance premiums.................................   $12,824      $13,601     $38,583    $37,116
     Investment income, net...................................    16,901       16,295      50,439     48,676
     Realized investment gains................................       576          147         711      1,056
     Ceding commissions and other income......................       130          150         345        350
                                                                 -------      -------     -------    -------
Total revenues................................................    30,431       30,193      90,078     87,198

Policyholder benefits and expenses:
     Gross benefits...........................................     9,251       10,016      26,387     28,674
     Reinsurance recoveries...................................      (995)        (884)     (2,951)    (2,442)
     Interest credited to account balances....................     6,961        6,857      21,080     19,587
                                                                 -------      -------     -------    -------
     Total policyholder benefits..............................    15,217       15,989      44,516     45,819
     Policy acquisition costs and expenses....................     7,649        8,345      24,124     22,429
     Dividends to policyholders...............................     2,652        2,630       8,328      8,144
                                                                 -------      -------     -------    -------
Total policyholder benefits, expenses and dividends...........    25,518       26,964      76,968     76,392
                                                                 -------      -------     -------    -------
Income from continuing operations before income taxes.........   $ 4,913      $ 3,229     $13,110    $10,806
                                                                 =======      =======     =======    =======

  Net premiums and policyholder assessments decreased $777 thousand, or 5.7% for the third quarter of 1997 over 1996 and increased $1.5 million, or 4.0% for the nine months ended September 30. The decrease for the quarter relates primarily to a decrease in traditional premium. The nine month increase is attributable to the block of universal life policies acquired during the third quarter of 1996.

  Total individual policyholder benefits decreased $772 thousand, or 4.8%, for the third quarter of 1997 over 1996 and decreased $1.3 million or 2.8% for the nine months ended September 30. Excluding interest credited to policyholder account balances, total individual policyholder benefits decreased $876 thousand for the third quarter of 1997 over 1996 and $2.8 million for the nine months ended September 30, due mainly to a significant improvement in mortality in the universal life product, as well as a decrease in reserves for traditional life products. These favorable variances more than offset the increase in benefits attributable to the acquired block of universal life policies. Interest credited on policyholder account balances increased $1.5 million or 7.6% for the nine months ended September 30. This increase was due to increased account values, as average crediting rates did not change significantly.

  Total individual expenses decreased $696 thousand, or 8.3% for the third quarter of 1997 over 1996 and increased $1.7 million, or 7.6% for the nine months ended September 30. The quarterly decrease relates to lower DAC amortization and lower commissions. The nine month increase is due to $1.0 million additional DAC amortization and $797 thousand increase in divisional operating expenses.

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

  Changes in interest rates have not had a significant impact on Guarantee Life's net income in the three or nine months ended September 30, 1997.

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

  In March 1997, the FASB issued Statement 129, "Disclosures of Information About Capital Structure," which clarifies disclosure requirements related to the type, and nature, of securities contained in an entity's capital structure. Guarantee Life is required to adopt Statement 129 effective December 31, 1997. The Company believes the adoption of Statement 129 will not have a significant effect on its capital structure disclosure.

  In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in shareholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. Guarantee Life is required to adopt Statement 130 effective January 1, 1998, with reclassification of financial statements for earlier years required. Guarantee Life has not yet determined what impact Statement 130 may have on its reported comprehensive income.

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

Part II Other Information

  ITEMS 1,2,3, 4 and 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.


  ITEM 6 Exhibits and Reports on Form 8-K

(a)  The following exhibits are being filed pursuant to Item 6(a) of Form 10-Q.

         27  Financial Data Schedule


(b) A report on Form 8-K dated October 17, 1997, was filed with the Commission to report under Item 5, the signing of a definitive agreement to acquire PFG, Inc.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE GUARANTEE LIFE COMPANIES INC.

Date: November 5, 1997                 /s/  WILLIAM L. BAUHARD
                                   -----------------------------------
                                         William L. Bauhard
                          Senior Vice President and Chief Financial Officer
                                    (Principal Financial Officer)