Form 10-K405
period 1997-12-31
GUARANTEE LIFE COMPANIES INC
filed 1998-03-18
CIK 946149

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                        ------------------------------
                                    FORM 10-K
                        ------------------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1997      Commission File Number  0-26788


                        THE GUARANTEE LIFE COMPANIES INC.

           (Exact Name of the Registrant as Specified in its Charter)

    Delaware                                        47-0785066
(State of Incorporation)             (I.R.S. Employer Identification Number)

                 8801 Indian Hills Drive, Omaha, Nebraska 68114
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (402) 361-7300

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
Title of Each Class                                       Which Registered
-------------------                                       ----------------
     NONE

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------
                          Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of March 17, 1998, 8,838,101 shares of Common Stock were outstanding. The aggregate market value of such shares held by nonaffiliates was approximately $243,047,778.

Select materials from the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 14, 1998, have been incorporated by reference into Part III of this Form 10-K.

Select materials from the 1997 Annual Report to Shareholders have been incorporated by reference into Parts II and IV of this Form 10-K.

===============================================================================

PART I.

ITEM 1.  Business.

Forward-looking Statements

     This analysis contains numerous forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various management expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual results to differ materially from those projected. Due to the uncertainties inherent in forward-looking statements, readers are urged not to place undue reliance on these statements.

General

     On December 26, 1995, Guarantee Mutual Life Company was converted to a stock life insurance company ("Demutualization"), renamed Guarantee Life Insurance Company, and became a wholly-owned subsidiary of The Guarantee Life Companies Inc. ("Holding Company"). For this discussion, "Guarantee Life" will refer to the operations of the consolidated companies, and "Guarantee Life Insurance" will refer to Guarantee Life Insurance Company.

     Guarantee Life Insurance was organized in Nebraska in 1901 as a mutual assessment association and became a mutual legal reserve life insurance company in 1931. The Holding Company, a Delaware corporation, was formed on November 28, 1994, in anticipation of and for the purpose of facilitating the Demutualization.

     Guarantee Life operates in two business segments, the group insurance business and the individual insurance business, providing group life and health insurance to employers and other groups and providing life insurance and annuities for individuals. Guarantee Life operates its group insurance business through two divisions, the Employee Benefits Division ("EBD") and the Group Special Markets Division ("GSM"). EBD markets group non-medical coverages, including term life, long-term and short-term disability, dental and vision, ("Core Products") primarily through regional group sales offices. GSM markets specialty medical products ("Specialty Products"), such as excess loss, medical reimbursement insurance for business executives, and related Core Products through additional distribution systems such as Third Party Administrators ("TPAs"), Managing General Underwriters ("MGUs") and Blue Cross/Blue Shield organizations. Guarantee Life's individual insurance business is conducted through the Individual Division. In 1997, Guarantee Life's principal business operations were conducted by Guarantee Life Insurance, which is authorized to transact life and health insurance in 48 states and the District of Columbia.

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

     On December 23, 1997, Guarantee Life completed its acquisition of PFG, Inc., and its subsidiaries ("PFG"), in a transaction valued at $37.3 million which was accounted for as a purchase. PFG, Inc.'s wholly-owned subsidiaries include AGL Life Assurance Company ("AGL") and "Philadelphia Financial Group" which consists of Philadelphia Financial Group, Inc., PFG Distribution Company, Philadelphia Financial Group Agency of Ohio, Inc., PFG Insurance Agency of Texas, Inc., and Philadelphia Financial Insurance Agency of Massachusetts, Inc.

     AGL, formerly American Guardian Life Assurance Company, was organized in 1960. AGL's business is focused on the sale of term insurance through brokers. It is licensed in 45 states and the District of Columbia. AGL will be managed as part of Guarantee Life's individual insurance business.

     Philadelphia Financial Group, Inc. was established in 1995 to provide marketing services and products to the financial institutions marketplace, and PFG Distribution Co. is a broker-dealer for variable life and annuity products. Philadelphia Financial Group Inc.'s business is focused on the sale of AGL's private placement variable life and annuity products for the high net worth marketplace. Philadelphia Financial Group, Inc. and PFG Distribution Co. will be operated as independent subsidiaries and managed as part of Guarantee Life's individual insurance business.

     On December 31, 1997, Guarantee Life completed a coinsurance agreement to acquire a block of excess loss policies from EBPLife Insurance Company. As the policies renew, the Company intends to re-write selected risks on Guarantee Life Insurance policy forms.

     Guarantee Life Insurance is rated "A (Excellent)" by A.M. Best, A.M. Best's third highest rating. AGL is rated "B++ (Very Good)" by A. M. Best, its fifth highest rating. A.M. Best assigns ratings to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Vulnerable)" and include 13 rating categories.

Business Strategy

     Guarantee Life's management team has developed a business strategy to improve its long-term competitive position. This strategy capitalizes on Guarantee Life's history of quality service, its approach to the marketing and administration of its group insurance businesses, the improving operations of its individual insurance business and its high-quality investment portfolio.

     Guarantee Life's strategic priorities include:

        . Growing the Employee Benefits Division and improving its profitability by increasing sales of Core Products, while constraining expense growth, thereby reducing unit costs. Management's focus is on the national sales office distribution system, direct access service, a market focus on providing low cost, basic programs to small and medium-sized employers, and on managing the operational infrastructure to efficiently handle a large volume of new and inforce business in a standardized, cost-effective manner;

        . Increasing its presence in the excess loss markets through the Group Special Markets Division. Growth through acquisition will continue to be an important business strategy for this division;

        . Improving the marketing performance of the individual insurance business while continuing to improve its financial results by expanding its distribution systems, introducing new products that are both competitive and profitable, and aggressively managing fixed expenses. Growth through acquisition will continue to be an important strategy for this business; and

        .   Maintaining high quality, adequately liquid investment portfolios.

Acquisitions

     Since 1989, Guarantee Life has acquired six blocks of group insurance business, a block of annuities, a block of universal life policies, a small life insurance company in 1992 and PFG in 1997. Guarantee Life intends to continue its strategy of pursuing similar acquisitions of blocks of insurance business and small insurance companies and other insurance-related opportunities. Management believes that acquisitions will lower unit costs by increasing the number of policies and the amount of premiums over which fixed expenses are spread.

Segment Information

    The following table sets forth, by business segment, certain financial data for Guarantee Life for the periods indicated.

           Selected Consolidated Financial Data by Business Segment


                                                                    At or for the Years Ended December 31,
                                                         --------------------------------------------------------------
                                                            1997          1996         1995         1994        1993
                                                         ---------    ---------     ---------    ---------    ---------
                                                                                      (In Millions)
Revenues from continuing operations (1):
   Group insurance business........................       $  228.2    $   175.1     $   182.2    $   140.1    $   125.6
   Individual insurance business (2)...............           82.2         75.8         112.2        107.4        110.8
   Corporate.......................................          (0.1)          1.1             -            -            -
                                                         ---------    ---------     ---------    ---------    ---------
   Total...........................................       $  310.3    $   252.0     $   294.4    $   247.5    $   236.4
                                                         =========    =========     =========    =========    =========
Income from continuing operations before
   income taxes:
   Group insurance business........................           $9.3    $    10.1     $     4.4    $    14.6    $    17.1
   Individual insurance business...................           18.2         13.6          15.5         12.8         10.6
   Corporate.......................................          (1.8)         (1.1)            -            -            -
                                                         ---------    ---------     ---------    ---------    ---------
   Total...........................................          $25.7    $    22.6     $    19.9    $    27.4    $    27.7
                                                         =========    =========     =========    =========    =========
Assets (at period end):
   Group insurance business........................         $255.7    $   224.2     $   221.8    $   204.7    $   187.2
   Individual insurance business...................        1,187.4      1,029.5         985.7        908.0        920.0
   Corporate.......................................           54.9         19.1          22.7            -            -
   Discontinued Operations.........................           21.0         32.4          50.6         75.3         45.6
                                                         ---------    ---------     ---------    ---------    ---------
   Total Consolidated Assets.......................       $1,519.0     $1,305.2      $1,280.8     $1,188.0     $1,152.8
                                                         =========    =========     =========    =========    =========

-----------
(1) Includes investment income allocated to each business segment.
(2) The results of the closed block subsequent to December 31, 1995 are reported on one line of the Consolidated Statements of Income. Accordingly, the line-by-line income statements are not comparable for all periods presented. Total assets include the assets of the closed block, therefore amounts are comparable for all periods presented.

Group Insurance Business

     Guarantee Life's group insurance includes Core Products, including term life, accidental death and dismemberment, short- and long-term disability, dental and vision insurance, and Specialty Products, including excess loss insurance for employers with self-funded medical plans and medical reimbursement insurance for business executives. In 1996, to more effectively manage the growth of Guarantee Life's group insurance business, this segment was separated into two divisions. The Employee Benefits Division manages the Core Products distributed through the national sales office distribution system, and the Group Special Markets Division manages the Specialty Products and Core Products distributed through its MGU's, TPA's, Blue Cross/Blue Shield plans and managed care organizations. As of December 31, 1997, Guarantee Life's group insurance business had $24.7 billion of life insurance in force.

     Guarantee Life intends to grow the group insurance business and improve its profitability by increasing sales of Core Products, marketed through its national distribution system of sales offices. By emphasizing sales of Core Products while carefully managing the growth of the Specialty Products, Guarantee Life intends to maintain its diversification, mitigating the possible adverse impact on its group insurance business from potential health care reforms and the cyclical nature of the group health market.

     As the national sales office distribution system expands, Guarantee Life will continue its home office support strategy of providing distributors and customers direct access to home office personnel. Management believes this strategy results in (i) better service to distributors and customers through direct contact with personnel administering their business, (ii) improved underwriting consistency and control for Guarantee Life through centralization of underwriting decisions, (iii) increased productivity of regional marketing personnel by permitting them to focus on marketing Guarantee Life's products rather than performing administrative functions and (iv) ultimately, lower distribution costs by avoiding additional layers of management and regional office support staff.

Marketing

     Guarantee Life's group products are marketed primarily to businesses with up to 500 employees. Its Core Products are marketed primarily through its national sales offices distribution system, which develops group insurance business through employee benefit firms and brokers. Guarantee Life distributes its Specialty Products, and to a lesser extent its Core Products, through additional distribution systems. A senior vice president located in the home office manages the employee benefit division's marketing of the Core Products through the national sales office distribution system. Six regional vice presidents, who supervise group field operations, operate under his direction, as well as the Voluntary Products' vice president. A senior vice president located in the home office manages the Group Special Markets Division's marketing of Specialty and Core Products.

     National Distribution System. Guarantee Life has developed group sales offices in major metropolitan areas of the United States to facilitate the development of relationships with, and improve the provision of marketing services to, employee benefit firms and brokers and to increase the sales of Core Products. As of December 31, 1997, Guarantee Life had 21 group sales offices in major metropolitan areas in 18 states. This distribution system generated $75.0 million of first year annualized premiums during the year ended December 31, 1997 and $49.2 million of first year annualized premiums for the year ended December 31, 1996. The 43.0% growth in group net earned premiums from Core Products in 1997 is primarily a result of the sales growth from existing group offices and continued expansion of the national distribution system.

     The following table sets forth information regarding when the group sales offices were established.

                                                     Group Sales Offices

                          1997              1996             1995              1994             1993              1992
                      -------------      -----------    --------------   ---------------    --------------  ---------------
                        Nashville          Boston         Philadelphia       Portland         Kansas City       Cincinnati
                                           Phoenix          Detroit           Houston         Los Angeles       Charlotte
                                            Miami                             Atlanta           Chicago         Baltimore
                                                                               Dallas           Denver           Orlando
                                                                            Minneapolis                       San Francisco
                                                                              Seattle
 Total number of            21                20               17                15                9                5
offices at period
       end
----------

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

     Additional Distribution Systems. Guarantee Life distributes its Specialty Products, and to a lesser extent its Core Products, through additional distribution systems. These distributors include MGUs, TPAs, Blue Cross and Blue Shield plans and health maintenance organizations. These multiple distribution systems allow the sale of Group Products to markets that complement those served by Guarantee Life's group sales offices.

     Guarantee Life markets its Specialty Products primarily through MGUs and TPAs. Guarantee Life's excess loss insurance product is marketed by National Benefit Resources, Inc. ("NBR"), which accounted for 64.1% of Guarantee Life's excess loss insurance premiums during 1997. NBR performs all marketing, underwriting and administrative services for the excess loss insurance it sells. The balance of excess loss insurance sales are marketed directly by TPAs and administered by Guarantee Life. Guarantee Life's Exec-U-Care medical reimbursement program is marketed exclusively through Seabury and Smith, Inc., which performs all marketing, underwriting and administrative services for this product.

Group Products

     Guarantee Life's Core Products and Specialty Products accounted for $177.8 million, or 88.9%, and $22.2 million, or 11.1%, of group net earned premiums, respectively, for the year ended December 31, 1997. The following table sets forth net earned premiums for Guarantee Life's group insurance products for the past five years.

                                                  Group Net Earned Premiums

                                                                             For the Years Ended December 31,
                                                         ---------------------------------------------------------------
                                                             1997         1996         1995          1994       1993
                                                           --------     --------    ---------     --------    ---------
                                                                                (In Millions)
Core products......................................        $ 177.8      $  124.3     $  104.6     $   79.5    $    66.1
Specialty products.................................           22.2          29.3         58.5         32.4         25.9
                                                           --------     --------    ---------     --------    ---------
Total group business...............................        $ 200.0      $  153.6     $  163.1     $  111.9    $    92.0
                                                           ========     ========    =========     ========    =========

Core Products

     Group Life. Group term life provides insurance coverage on the insured for a specified period and has no accumulation value. Coverage is offered to employees and their dependents. Group life accounted for $71.0 million, or 39.9%, of net earned premiums from Core Products for the year ended December 31, 1997.

     Accidental Death and Dismemberment. Group accidental death and dismemberment insurance provides insurance coverage that is payable after the accidental death of the insured in an amount based on the face amount of the policy or after a covered dismemberment of the insured in an amount based on the schedule to the policy. Accidental death and dismemberment accounted for $9.9 million, or 5.6%, of net earned premiums from Core Products for the year ended December 31, 1997.

     Short-Term Disability. Short-term disability provides a weekly benefit amount to insured employees when they are unable to work due to an accident or an illness. The period that insured employees must remain disabled prior to becoming eligible for benefit payments ranges from zero to 30 days for disability due to accident and from three to 30 days for disability due to sickness. Short-term disability accounted for $19.1 million, or 10.7%, of net earned premiums from Core Products for the year ended December 31, 1997.

     Long-Term Disability. Long-term disability provides a monthly benefit for longer periods of time than covered by short-term disability insurance when insured employees are unable to work due to disability. Employees may receive total or partial disability benefits. Long-term disability accounted for $35.1 million, or 19.7%, of net earned premiums from Core Products for the year ended December 31, 1997.

     Dental Insurance. Dental insurance provides partial reimbursement for covered dental expenses. Plans may cover only preventive and basic care or more comprehensive care, including major services and orthodontia. Dental insurance accounted for $42.7 million, or 24.0%, of net earned premiums from Core Products for the year ended December 31, 1997.

     Voluntary Products. Guarantee Life's voluntary products currently include term life, dependent life, dental, vision, accidental death and dismemberment, short-term disability, and long-term disability insurance that is paid for by employees through payroll deductions. In 1997, sales of voluntary products increased to $10.1 million from $6.0 million in 1996.

Specialty Products

     Excess Loss. Excess loss insurance reimburses employers for self-funded medical plan costs when those costs exceed aggregate limits specified under the plan or when a single claim exceeds a specified limit. Guarantee Life provides aggregate and specific excess loss insurance to small and medium-employer groups of 50 or more lives with self-funded medical plans. Excess loss accounted for $15.7 million, or 70.7%, of net earned premiums from Specialty Products for the year ended December 31, 1997.

     Exec-U-Care. Under the Exec-U-Care program, Guarantee Life supplements an employer's basic medical plan by reimbursing business executives for many of the expenses not covered by that plan. Coverage automatically includes a prescription drug card and an accidental death and dismemberment benefit. Exec-U-Care accounted for $6.1 million, or 27.5%, of net earned premiums from Specialty Products for the year ended December 31, 1997.

Product Development and Management

     Guarantee Life's product actuaries in its group business set underwriting guidelines and manage the pricing and actuarial functions for each product line. The product actuaries are responsible for monitoring experience, revising or implementing new underwriting guidelines, adjusting pricing and ensuring such changes are communicated to the underwriters and regional group offices. After release, sales and pricing assumptions are monitored to assist in making any necessary adjustments.

     Due to the rapid growth in Core Products, and a strategic assessment of the small and medium-sized employer market, management took steps in 1996 to re-engineer some of the group business' processes to gain efficiencies. A transformation project was initiated to better align home office service teams with designated group sales offices for underwriting, premiums, enrollment, and customer service. The elimination of redundant data entry and multiple hand-offs is expected to increase productivity by over 60% when all new processes are fully implemented. Management believes this will give Guarantee Life the ability to significantly lower units costs and gain strategic service advantages. During 1997, the regional alignment of teams was completed, quoting processes streamlined and specifications for other processes and systems established. A delay in the technological implementation of the new quoting system planned for the third quarter 1997 postponed the expected productivity increases until 1998. In 1998, new quoting technology is expected to further streamline the quoting and new case issue process, and the initial rollout of in-force processes will also improve efficiency.

Insurance Underwriting

     Guarantee Life uses underwriting standards to protect the quality of its group life and health business. Standard rating systems have been developed for each product based on Guarantee Life's own past experience and relevant industry experience. Home office underwriters or expert systems evaluate the risk characteristics of prospective insured groups. The premium rate quoted to a prospective insured group is based on standard rating formulae adjusted within limits using pre-approved discounting flexibility, and for larger groups, the group's past claims experience rate.

Individual Insurance Business

     Guarantee Life's individual insurance products include universal life, term life and interest-sensitive whole life insurance and annuities. These products are marketed primarily to individuals with family incomes of up to $150,000 and small business owners primarily by an independent agency force of approximately 1,325 licensed insurance agents. As of December 31, 1997, Guarantee Life's individual insurance business had $12.9 billion of life insurance in force and approximately 208,000 life and annuity policies in force.

     Guarantee Life plans to grow sales of individual life and annuity business while improving its financial results by continuing to introduce products that are competitive and profitable, including equity indexed products, improving retention and productivity of its agents and aggressively managing fixed expenses.

     Over the last few years, Guarantee Life has replaced its entire individual life portfolio with new products which are designed to provide better value to customers and improved profitability. Management believes that this new life portfolio plus an improved annuity portfolio featuring an equity indexed deferred annuity, will help increase sales from existing producers and allow sales management to effectively recruit marketing organizations and agents. Guarantee Life will continue to aggressively manage fixed expenses and reduce unit expense rates.

Marketing

     Guarantee Life's products are marketed primarily to individuals with family incomes up to $150,000 and small business owners with fewer than 25 employees and earnings up to $150,000. Guarantee Life's individual insurance products are marketed primarily by an independent agency force of approximately 1,325 licensed insurance agents. During 1997, the top 100 agents produced nearly 90% of Guarantee Life's individual insurance business. Most of the individual insurance agents also sell insurance products offered by other companies.

     A vice president located in the home office manages Guarantee Life's agency marketing efforts. Three regional vice presidents divide responsibility for field relationships. The regional vice presidents are responsible for recruiting and developing quality RMOs and PPGAs.

Individual Products

     Guarantee Life currently offers a portfolio of universal life products, annuities, traditional life products, and interest-sensitive whole life products. Life insurance products and annuities accounted for 17.9% and 82.1%, respectively, of the individual insurance business's first year annualized premiums for 1997. As part of the strategy to improve the financial and marketing performance of its individual insurance business, Guarantee Life has replaced its entire individual life insurance portfolio over the last few years. These new products are designed to provide better value to customers and improve profitability relative to the previous generation of products.

     Universal Life Products. Universal life provides benefits for the life of the insured. Within limits established by Guarantee Life, the Internal Revenue Code and state regulations, policyholders may vary their premiums and the amount of the death benefit as long as there are sufficient policy funds to cover all policy charges for the coming period. Over the past four years, Guarantee Life introduced five new universal life products, which are designed to provide better value to the consumer and increase profitability for Guarantee Life. Sales of universal life policies represented 81.9% of first year annualized premiums for individual life products for the year ended December 31, 1997.

     Annuities. Guarantee Life markets single premium fixed annuities, flexible premium fixed annuities and an equity indexed annuity. For fixed annuities, the contract accumulates tax-deferred interest and provides for periodic fixed payments to the annuitant in the future. Flexible premium annuities allow for flexibility, within certain parameters established by Guarantee Life, in the payment of periodic annuity premiums. In the third quarter of 1996, Guarantee Life introduced an equity indexed single premium deferred annuity with credited rates linked to the growth in the S&P 500 index which accounted for over 80% of annuity sales in 1997. Guarantee Life is reinsuring 70% of the risk on this product. Sales of the indexed annuity slowed significantly during the fourth quarter, 1997 due to reduced participation rates.

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

     Guarantee Life also markets term policies that provide life insurance protection for a specified period. As such, they are mortality-based and have no accumulation values. Guarantee Life introduced a new term life insurance portfolio of three products in 1995; two of these policies have a 10-year rate guarantee and are renewable after one or 10 years, and the other has a 15-year rate guarantee and is renewable after 15 years. The portfolio was updated and a 20-year product was added in late 1996. The portfolio was updated again in 1997. Minimum policy size is $50,000, except for the one year product which is $100,000. The underwriting of these products begins with a teledirect process, utilizing medical professionals under contract with Guarantee Life, who contact the insurance applicant by telephone after receiving a request form. Before a policy is issued, the proposed insured must satisfactorily complete a blood test and medical examination. An underwriter makes the final decision whether to accept the risk. Management believes this process enhances the efficiency and quality of the underwriting process. The teledirect application process also enhances the efficiency of the agent, who can devote more time to selling rather than filling out applications. Guarantee Life substantially reinsured this portfolio and, as a result, this portfolio did not produce significant amounts of net earned premium in the three years ended December 31, 1997. For the year ended December 31, 1997, term life sales represented 13.1% of first year annualized premiums for individual life products.

     Interest-Sensitive Whole Life Products. Interest-sensitive whole life products charge a fixed annual premium and provide guaranteed death benefits and cash values. Interest-sensitive whole life products may build cash values greater than that which is guaranteed by crediting higher than guaranteed rates of interest or charging less than guaranteed costs of insurance. These products, although similar to universal life products, differ in that a fixed (as opposed to flexible) premium obligation is undertaken by the policyholder. For the year ended December 31, 1997, sales of interest-sensitive whole life products represented 5.0% of first year annualized premiums for individual life products.

     The following table sets forth the first year annualized premiums for Guarantee Life's individual products for the periods indicated.

                            Sales Activity by Product
                         First Year Annualized Premiums

                                                                      For the Years Ended December 31,
                                                         -----------------------------------------------------------
                                                              1997         1996        1995         1994       1993
                                                              ----         ----        ----         ----       ----
                                                                                  (In Millions)
Universal life.....................................      $     5.8     $     5.5   $     4.3    $     7.0  $     8.0
Traditional life (1)...............................            1.2           1.0         1.0          1.4        1.7
                                                         ---------     ---------   ---------    ---------  ---------
Total life(1)......................................            7.0           6.5         5.3          8.4        9.7
Annuities (2)......................................           25.2           9.3         8.1         21.5       20.1
                                                         ---------     ---------   ---------    ---------  ---------
     Total.........................................       $   32.2      $   15.8    $   13.4     $   29.9  $    29.8
                                                         =========     =========   =========    =========  =========

----------
(1) Prior to 1995, does not include interest-sensitive whole life products, which were introduced in 1995.
(2) The increase in annuity sales was primarily due to the equity indexed annuity product introduced in August, 1996.

     Management believes sales of universal life and traditional life products declined in 1994 and 1995 principally as a result of changes arising from the Demutualization, the transition to new products and a lower field compensation structure. Annuity sales declined substantially in 1995 due to increased competition from other financial products.

Crediting Rates and Policyholder Dividends

     Guarantee Life pays dividends, credits interest and determines other nonguaranteed elements on its individual insurance policies depending on the type of product. Although certain nonguaranteed elements (such as initial interest rates on an annuity product) may be fixed for a limited, predetermined period, Guarantee Life generally determines dividends, resets interest rates and establishes other nonguaranteed elements based on experience as it emerges and with regard to competitive factors. Guarantee Life Insurance does not maintain separate accounts of assets for its interest-sensitive products; however, for risk management and reporting purposes, assets are internally segmented among the traditional life, universal life, annuities and group insurance product lines. AGL maintains separate accounts for its variable universal life and annuity product lines.

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

     For universal life policies and annuity contracts, credited interest rates are established on a monthly basis by Guarantee Life's interest rate committee. Crediting rates are based on the performance of the asset portfolio supporting these policies and competitive considerations. Mortality charges for universal life policies are determined based on the mortality experience of the policies and are reset on a less frequent basis. For annuities, crediting rates are determined for groups of identified deposits and reflect the timing of the deposits and the investment performance of the assets backing those deposits. Guarantee's average crediting rates on universal life contracts were 5.68%, 5.90% and 6.03% and its average crediting rates on annuities were 5.38%, 5.46% and 5.93% for the years ended December 31, 1997, 1996 and 1995, respectively.

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

Insurance Underwriting

     Guarantee Life follows detailed, uniform underwriting practices and procedures in its individual business designed to assess and qualify risks before issuing coverage to qualified applicants. Guarantee Life has underwriters who evaluate policy applications on the basis of information provided by the applicant and others. Management believes that its underwriting standards produce mortality results consistent with the assumptions used in product pricing, while also allowing competitive risk selection. Blood testing is required for all individual insurance policies with face amounts of $100,000 or more at issue ages of 16 and over, and other tests, such as medical examinations, electrocardiograms, blood tests, urine tests, treadmill tests, chest x-rays and inspection reports, are used to evaluate certain individual insurance policy applications, depending on the size of the policy, the age of the proposed insured and other factors.

Closed Block

     The closed block was established on the date of the Demutualization and is designed to give reasonable assurance to holders of policies included therein that assets will be available to maintain the dividend scales which were in effect prior to the Demutualization if the experience underlying such scales continues.. Guarantee Life allocated assets to the closed block in an amount expected to produce cash flows which, together with anticipated revenues from the closed block, are expected to be sufficient to support the closed block, including provision for payment of claims, certain expenses and taxes, and for the continuation of dividend scales in effect for the year preceding the Demutualization, if the experience underlying such scales (including the portfolio interest rate) continues, and for appropriate adjustments in such scales if the experience changes. The assets, including the revenue therefrom, allocated to the closed block business will accrue solely to the benefit of holders of policies included in the closed block until the closed block is no longer in effect. To the extent that over time cash flows from the assets allocated to the closed block and other experience relating to the closed block are, in the aggregate, more or less favorable than assumed in establishing the closed block, total dividends paid to closed block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the dividend scales in effect for 1994 had been continued. Dividends on policies included in the closed block, as in the past, will be declared at the discretion of Guarantee Life Insurance's Board of Directors, may vary from time to time (reflecting changes in investment, mortality, persistency and other experience factors) and are not guaranteed. Guarantee Life will not be required to support the payment of dividends on closed block policies from its general funds, although it could choose to provide such support.

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

Discontinued Operations

     In November 1994, Guarantee Life made a decision to withdraw from its Special Risk segment, an alternate workers' compensation program in Alabama, Georgia and Louisiana. This decision was the result of unanticipated high levels of premium growth, which impeded Guarantee Life's ability to maintain appropriate administrative, operational and underwriting standards and required levels of risk-based capital that were unacceptable to Guarantee Life's management. Furthermore, the plans of the managing general agent to continue to grow the Special Risk segment were not consistent with Guarantee Life's strategy. To facilitate its exit, Guarantee Life entered into a reinsurance arrangement whereby it cedes 80% of all claims incurred after October 31, 1994. In addition, Guarantee Life entered into a reinsurance arrangement to limit its exposure to $10,000 per claim relating to its 20% retention. Guarantee Life retains the liability for claims incurred on or before October 31, 1994. Effective November 1, 1995, Guarantee Life ceased writing Special Risk policies.

     Guarantee Life intends to allow the assets and liabilities related to this business to run off over a period of years as claims are paid, unless an appropriate sale of this block of business can be made. Guarantee Life does not believe the disposal of this segment will result in a significant loss. Guarantee Life believes that, based on current estimates, approximately 75% of the net liabilities related to discontinued operations will be extinguished within five years of its ceasing writing business. These estimates are based on assumptions developed from industry-wide claim data which Guarantee Life believes are appropriate for the nature of the business involved; however, actual runoff patterns may differ from these estimates.

Investment Portfolio

General

     Guarantee Life maintains a diversified portfolio of investments, including fixed maturity securities and mortgage loans. Guarantee Life's objective is to maintain high quality, well diversified fixed maturity securities portfolios that produce nominal yields and total returns that supports the various product line liabilities. The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high quality mortgage-backed securities (MBS), high quality asset-backed securities (ABS) and United States government and agency obligations.

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

     Management has a general policy of diversifying assets within each asset category. Guarantee Life monitors and limits the exposure to individual borrowers, credit risks, industries or property types and geographic locations. All investments are subject to suitability and diversification requirements under Nebraska and Pennsylvania law, respectively, and require the approval of the respective Boards of Directors, or a sub-committee of the Boards.

     Guarantee Life Insurance's demutualization and the establishment of the closed block significantly affected the presentation of Guarantee Life's consolidated financial statements. For comparability with prior years' information, the following tables include closed block invested assets combined with similar assets outside the closed block.

     The following table summarizes consolidated invested assets by asset category as of December 31, 1997, 1996, 1995, 1994, and 1993.




                                                           CONSOLIDATED INVESTED ASSETS

                                                                   December 31,
                           -------------------------------------------------------------------------------------------
                                 1997                1996              1995              1994               1993
                           -----------------   ---------------   ---------------    ---------------   ----------------
                           Carrying     % of   Carrying   % of   Carrying   % of    Carrying   % of   Carrying   % of
                             Value     Total     Value   Total     Value   Total      Value   Total     Value    Total
                           --------    -----   --------  -----   --------  -----     -------  -----   --------   -----
                                                              (Dollars in Millions)
Fixed maturities:
   Public(1)..........       $663.1     54.7   $  595.3   54.4   $  580.7   55.0      $540.5   54.8      $496.4   52.3
   Private............        351.9     29.1      318.6   29.1      317.1   30.0       312.4   31.7       338.7   35.6
                            -------     ----      -----   ----      -----   ----       -----   ----       -----   ----
     Subtotal.........      1,015.0     83.8      913.9   83.5      897.8   85.0       852.9   86.5       835.1   87.9
Equity securities.....          3.7      0.3        3.0    0.3        6.0    0.6         4.9    0.5         6.4    0.7
Mortgage loans........         85.8      7.1       70.2    6.4       61.5    5.8        48.1    4.9        26.1    2.7
Policy loans..........         68.7      5.7       67.5    6.2       63.5    6.0        62.9    6.4        63.3    6.7
Investment real estate          3.4      0.2        6.6    0.6        6.9    0.6         7.2    0.7         7.7    0.8
Other invested assets.         11.6      1.0        9.8    0.9        8.1    0.8         9.1    1.0        11.1    1.2
Short-term
   investments........         23.3      1.9       23.3    2.1%      12.3    1.2         0.5    0.0         0.3    0.0
                           --------   ------   --------  -----   --------  -----      ------  -----      ------  -----
     Total invested
       assets.........     $1,211.5    100.0%  $1,094.3  100.0%  $1,056.1  100.0%     $985.6  100.0%     $950.0  100.0%
                           ========   ======   ========  =====   ========  =====      ======  =====      ======  =====

--------------
(1) During 1994, Guarantee Life implemented SFAS 115 and, as a result of classifying certain of its fixed maturity securities portfolio as available-for-sale, the carrying value of such securities reflected unrealized gains of $24.5 million, $8.7 million and $23.8 million as of December 31, 1997, 1996 and 1995 and unrealized losses of $36.5 million as of December 31, 1994.

Investment Philosophy

     Guarantee Life employs conservative investment strategies based on the specific characteristics of each product line. Performance is measured on both a nominal yield spread basis and on a total return basis. Total return investment performance evaluation requires that the risk and expected return of each asset is evaluated regularly. Guarantee Life uses broad-based market indices and customized liability-based benchmarks to measure the relative performance of its fixed maturity securities. The current yield of the investment portfolios must be sufficient to satisfy the interest rate assumptions used in product pricing. In addition, each portfolio must achieve a satisfactory balance between risk and expected return and support the investment requirements of the underlying product. This approach allows Guarantee Life to be more effective in its asset/liability management efforts since it requires decisions to be based on both the fair value of each asset and each asset's contribution to investment income. Guarantee Life's portfolio of invested assets is managed by its employees, except for its publicly traded Mortgage-backed and Asset-backed securities which are managed by an external investment manager pursuant to guidelines adopted by Guarantee Life.

     Guarantee Life seeks to manage the relationship between risk and expected return and is committed to maintaining a prudent balance of the two. Guarantee Life is exposed to four major sources of investment risk: credit risk, relating to the uncertainty attached to the timing and amount of principal and interest payments; interest rate risk, relating to the economic effects of changing interest rates; real estate risk, relating to changes in property values due to changing local economic and demographic conditions; and liquidity risk, relating to holding investments for which there is no active secondary market, such as private fixed maturity securities and commercial mortgage loans. Guarantee Life's principal methods for managing credit risk are credit quality analyses of each issuer, diversification and asset allocation. Guarantee Life's principal method for managing interest rate risk is asset/liability management. Guarantee Life's principal methods of managing real estate risk are geographic and property diversification, annual property analysis and inspections and periodic analysis of regional and local economic and demographic statistics. Guarantee Life's principal methods for managing liquidity risk are asset allocation, maintenance of a portfolio of public fixed maturity securities in an amount greater than 50% of invested assets.

     In recent years, Guarantee Life has emphasized investments in fixed maturity securities which, as of December 31, 1997, comprised 83.8% of the carrying value of invested assets. Future investment activity will continue to be focused mainly on investment grade public and private fixed maturity securities, which comprised 96.6% of fixed maturity securities as of December 31, 1997, and, to a lesser extent, fixed-rate commercial mortgage loans. During the past three years, the effective yield on Guarantee Life investment portfolio was 7.7% in 1995, 7.4% in 1996 and 7.4% in 1997. This decline is primarily due to lower reinvestment rates for fixed maturity securities purchased in recent periods.

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

     Guarantee Life has policies and procedures which management believes value invested assets properly and consistently. Certain fixed maturity securities are classified as available-for-sale, and therefore are carried at fair value in Guarantee Life's consolidated financial statements. Public fixed maturity securities are carried principally at fair value, and investment grade private fixed maturity securities are carried principally at amortized cost. Below investment grade private fixed maturity securities are carried principally at fair value. Fair value for all fixed maturity securities is determined by independent valuation procedures. Mortgage loans on real estate are carried at unpaid principal balance net of unamortized discounts and valuation allowances. The valuation allowances on mortgage loans are based on anticipated losses expected by management.

Fixed Maturity Securities

     The following table provides a comparison of the carrying value, fair value and amortized cost of fixed maturity securities owned by Guarantee Life as of December 31, 1997.


                                                           Fixed Maturity Securities
                                                  Carrying Value, Fair Value and Amortized Cost

                                                                December 31, 1997
                                               ---------------------------------------------------
                                                    Carrying                             Amortized
                                                     Value           Fair Value            Cost
                                                  ----------       -------------        ----------
                                                                   (In Millions)
                  Public..................          $663,074           $663,074           $641,225
                  Private.................           351,879            367,578            349,193
                                                  ----------         ----------           --------
                       Total..............        $1,014,953         $1,030,652           $990,418
                                                  ==========         ==========           ========

     Guarantee Life's portfolio of investment grade fixed maturity securities is well diversified by number and type of issuer. As of December 31, 1997, investment grade fixed maturity securities included the securities of over 315 issuers, with 662 different issues of securities, with no issuer, other than securities retained in the 1992 securitization of commercial mortgage loans and obligations of the United States government or its agencies, representing more than 1.1% of investment grade fixed maturity securities. As of December 31, 1997, none of these investments were classified as a problem investment or had been restructured.

     The following table sets forth the credit quality, by NAIC designation and S&P's rating equivalents, of fixed maturity securities as of December 31, 1997.


                                        Fixed Maturity Securities by NAIC Designation

                                                                              December 31, 1997
                                                     -----------------------------------------------------------------
                                                              Public               Private               Total
                                                       -------------------   -------------------   -------------------
     NAIC               Standard & Poor's              Amortized      %      Amortized    %        Amortized     %
  Designation        Equivalent Designation               Cost    of Total     Cost    of Total       Cost    of Total
  -----------  -----------------------------------     ---------  --------   --------- ----------  ---------  --------
                                                                            (Dollars in Millions)
      1        A- or Higher......................        $509.2     79.4%      $179.8    51.5%       $689.0    69.6%
      2        BBB- to BBB+......................         128.7     20.1%       139.2    39.9%        267.9    27.0%
                                                         ------    -----       ------   -----        ------   -----
                  Total investment grade..........        637.9     99.5%       319.0    91.4%        956.9    96.6%
      3        BB to BB+.........................           3.0      0.5%        10.5     3.0%         13.5     1.4%
      4        B ................................             -        -         10.3     2.9%         10.3     1.0%
      5        CCC or lower......................             -        -          9.3     2.7%          9.3     1.0%
      6        In or near default................           0.3      0.0%         0.1     0.0%          0.4     0.0%
                                                         ------    -----       ------   -----        ------   -----
                 Total below investment grade....           3.3      0.5%        30.2     8.6%         33.5     3.4%
                                                         ------    -----       ------   -----        ------   -----
               Total.............................        $641.2    100.0%      $349.2   100.0%       $990.4   100.0%
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

     MBS constitute a core position within Guarantee Life's fixed maturity securities investments. MBS investments include residential MBS, commercial MBS and securities retained in the 1992 securitization of Guarantee Life's commercial mortgage loans. As of December 31, 1997, MBS were $261.8 million, or 26.4% (based on amortized cost), of fixed maturity securities, of which $86.6 million, or 33.1%, of MBS were guaranteed by the U.S. government or an agency of the U.S. government. Retained securitized bonds were $37.3 million, or 14.2%, of MBS as of December 31, 1997.

     Guarantee Life has established specific investment guidelines for the management of MBS. All MBS, other than retained subordinate tranches of the securitized mortgages, must be rated "Baa3/BBB-" or higher by one or more nationally recognized rating agencies when purchased. As of December 31, 1997, all MBS owned by Guarantee Life, excluding the $29.3 million in amortized cost of subordinate tranches of the retained securitized mortgages, were so rated. Guarantee Life limits total MBS investments (excluding the retained senior and subordinate tranches of the securitized mortgages) to not more than 25% of invested assets. Guarantee Life has diversification requirements among the three agency issuers of MBS and limits non-agency "whole loan" MBS and "commercial" MBS to 20% of total MBS investments. In addition, each type of MBS is limited to 10% of total invested assets.

     The objective of Guarantee Life's MBS investments is to provide incremental return, while maintaining reasonable liquidity and cash flow stability. Guarantee Life's external investment manager employs a disciplined analytical approach, whereby each MBS is evaluated to determine its interest rate sensitivity and average life variability. In general, Guarantee Life's investment policies and guidelines seek investments which provide improved cash flow stability through either implicit or explicit prepayment protection. Investments with implicit prepayment protection can take the form of pass-throughs or CMOs backed by seasoned pools of loans which have already had ample opportunity to refinance but have failed to do so. Explicit prepayment protection can take the form of prepayment lockouts, yield maintenance provisions or prepayment penalties, which are common features of multifamily MBS, commercial MBS and FHA-insured project loans. Guarantee Life's MBS investments do not include interest-only securities which are limited by Nebraska law, principal-only securities or other MBS which may exhibit extreme market value volatility.

Commercial Mortgage Loans

     As of December 31, 1997, commercial mortgage loans constituted $86.2 million of Guarantee Life's $87.1 million mortgage loan portfolio. Substantially all commercial mortgage loans are fixed-rate first mortgage loans on completed properties. As of December 31, 1997 there were 85 individual commercial mortgage loans all of which were first mortgage loans, and all bore a fixed interest rate.

     The following table sets forth the distribution, by property type and for the top five states, of Guarantee Life's commercial mortgage loans based on unpaid principal balance as of December 31, 1997.

               Composition of Commercial Mortgage Loan Portfolio
                     by Property Type and Top Five States

                                                        December 31, 1997
                                                   ---------------------------
                                                   Amount           % of Total
                                                   ------           ----------
                                                        (Dollars in Millions)
    Property Type
      Office................................         $24.2            28.1%
      Medical Office........................           2.5             2.9%
      Retail................................          10.6            12.3%
      Apartment.............................          10.6            12.3%
      Industrial............................          33.8            39.2%
      Other.................................           4.5             5.2%
                                                     -----           -----
        Total...............................         $86.2           100.0%
                                                     =====           =====

    Top Five States
      Nebraska..............................         $10.3            11.9%
      Indiana...............................           9.2            10.7%
      California............................           8.5             9.9%
      Michigan..............................           7.3             8.5%
      Arizona...............................           7.1             8.2%

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

     The commercial mortgage loan portfolio includes both amortizing and balloon loans. Management defines balloon loans to be commercial mortgage loans for which the final principal payment is at least twice as large as any other scheduled payment due thereon. As of December 31, 1997, 86.6% of the commercial mortgage loan portfolio consisted of commercial mortgage loans that provided for significant or complete amortization prior to final maturity.

     The following table sets forth the maturity and principal repayment schedule for the commercial mortgage loan portfolio as of December 31, 1997.


                                  Commercial Mortgage Loan Scheduled Principal Repayments

                                                        December 31, 1997
                              -----------------------------------------------------------------
                              Maturity Payments      All Other          Annual
     Year                      on Balloon Loans    Loan Payments         Total     % of Total
     ----                     -----------------    -------------        ------     ----------
                                                      (Dollars in Millions)
     1997...................        $1.4               $3.8              $5.2          6.0%
     1998...................         -                  4.2               4.2          4.9%
     1999...................         1.0                4.6               5.6          6.5%
     2000...................         0.5                5.8               6.3          7.3%
     2001-2019..............         8.6               56.3              64.9         75.3%
                                     ---               ----              ----         ----
     Total..................       $11.5              $74.7             $86.2        100.0%
                                   =====              =====             =====        =====

     The high quality of Guarantee Life's commercial mortgage loan portfolio is evidenced by its delinquency experience. As of December 31, 1997, Guarantee Life had no commercial mortgage loans classified as either delinquent or in foreclosure, although $1.4 million, or 1.6%, of Guarantee Life's total mortgage portfolio was classified as restructured.

Other Invested Assets

     Guarantee Life held $68.7 million of policy loans on individual insurance products as of December 31, 1997. Policy loans are permitted to the extent of a policy's contractual limits and are fully collateralized by policy cash values. Loan rates are fixed in the contracts and range from 4.8% to 7.4%. The weighted average policy loan interest rates were 6.2%, 6.2%, and 6.1%, as of December 31, 1997, 1996 and 1995, respectively. Since all policy loan interest is payable in advance, these interest rates are lower than the annual effective yields. For universal life products, the policy loan portion of the account value is credited the guaranteed rate, 4.0% to 5.5% depending on the product. For traditional dividend-paying policies, dividends reflect each policy's loan activity.

     Guarantee Life held $34.9 million of other invested assets (including $23.3 million of short-term investments) on December 31, 1997. Other invested assets include the residual interest of $8.2 million in the GMLC Trust. Other invested assets are net of a valuation allowance of $2.6 million.

Competition

     Guarantee Life competes with a large number of other insurers, managed care providers and non-insurance financial services companies, such as banks, broker-dealers and mutual funds, many of whom have greater financial resources, offer alternative products and, with respect to other insurers, may have higher ratings than Guarantee Life Insurance and AGL Life. Competition exists for employer groups, individual consumers and agents and other distributors of insurance products. Most currently insured employer groups are underwritten on an annual basis, and employers may seek competitive quotations from several sources prior to renewal. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell annuities. Guarantee Life may also face increased competition with respect to Core Products as other group health insurers enter these markets to diversify their businesses.

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

Employees

     As of December 31, 1997, Guarantee Life had 633 full- and part-time employees. None of Guarantee Life's employees are covered by a collective bargaining agreement. Management believes its relations with employees are satisfactory.

Insurance Regulation

State Supervision

     Guarantee Life's insurance subsidiaries are subject to extensive regulation and supervision by each of the 48 states and the District of Columbia in which they hold a certificate of authority to transact insurance business. The extent of state regulation varies, but each of these jurisdictions has laws and regulations governing standards of solvency, levels of reserves and business conduct. In addition, statutes and regulations require the licensing of agents, the approval of policy forms and, for certain lines of insurance, the approval or filing of rates. State statutes and regulations also prescribe the permitted types and concentration of investments by insurance companies. Guarantee Life's insurance subsidiaries are required to file detailed annual financial statements, as well as numerous jurisdiction-specific financial data reports, with departments of insurance in each of the 48 states and the District of Columbia.

     Examinations. Nebraska law requires the Nebraska Department of Insurance to conduct periodic financial examinations of each domestic insurance company and its operations. No material issues were raised during the most recent financial examination of Guarantee Life Insurance for the four-year period ending December 31, 1993. No material issues were raised during the market conduct examination of Guarantee Life Insurance as of June 30, 1996. The Nebraska Department of Insurance is currently conducting its financial examination of Guarantee Life Insurance and Guarantee Protective for the three year period ending December 31, 1996.

     Pennsylvania law requires the Pennsylvania Department of Insurance to conduct periodic financial examinations of each domestic insurance company and its operations. No material issues were raised during the most recent financial examination of AGL for the three-year period ending December 31, 1995.

     Regulation of Investments. Guarantee Life Insurance is subject to Nebraska laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories such as below investment grade fixed maturity securities, equity real estate and equity securities. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as nonadmitted assets for purposes of measuring statutory surplus. As of December 31, 1997, Guarantee Life Insurance's investments complied in all material respects with all such laws and regulations.

     AGL is subject to Pennsylvania laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories such as below investment grade fixed maturity securities, equity real estate and equity securities. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as nonadmitted assets for purposes of measuring statutory surplus. As of December 31, 1997, AGL's investments complied in all material respects with all such laws and regulations.

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

Federal Initiatives

     Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include employee benefits regulations, controls on medical care cost, medical entitlement programs such as Medicare, changes to the insurance industry anti-trust exemption, minimum solvency requirements and removal of barriers preventing banks from engaging in the insurance, annuity and mutual fund business.

ITEM 2.  Properties.

      Guarantee Life's headquarters are located at 8801 Indian Hills Drive, Omaha, Nebraska and consist of 200,000 square feet of office space owned by Guarantee Life, including a 60,000 square foot office building constructed in 1995. In addition, Guarantee Life leases the space used by PFG and group sales offices under short-term leases. Management believes that its facilities will be adequate for its anticipated needs in all material respects.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the shareholders of the Holding Company during the fourth quarter of 1997.


PART II.

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The information required by this Item is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 29, and "Shareholder Information" on page 60 in Guarantee Life's 1997 Annual Report to Shareholders.

ITEM 6.  Selected Financial Data.

      The information required by this Item is incorporated herein by reference from "Summary Consolidated Financial and Operating Data" on page 19, and from "Consolidated Statements of Income" on page 32, in Guarantee Life's 1997 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information required by this Item is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20-29 in Guarantee Life's 1997 Annual Report to Shareholders.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      The information required by this Item is not applicable to the Holding Company prior to its annual report on Form 10-K for the fiscal year ended December 31, 1998.

ITEM 8.  Financial Statements and Supplementary Data.

      The information required by this Item is incorporated herein by reference from pages 30-59 in Guarantee Life's 1997 Annual Report to Shareholders.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.


PART III.

ITEM 10.  Directors and Executive Officers of the Registrant.

      The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998, incorporated herein by reference.

ITEM 11.  Executive Compensation.

     The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998, incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998, incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

      The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 1998, incorporated herein by reference.


PART IV.

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)
         (1) The following financial statements are incorporated herein by reference under Item 8, Guarantee Life's 1997 Annual Report to Shareholders, filed as Exhibit 13:
                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Shareholders' Equity
                  Consolidated Statements of Cash Flows

         (2) The following financial statement schedules are filed as part of this Report:
                  Schedule I        -       Summary of Investments
                  Schedule II       -       Condensed Financial Information of
                                             Registrant
                  Schedule III      -       Supplementary Insurance Information
                  Schedule IV       -       Reinsurance
                  Schedule V        -       Valuation and Qualifying Accounts

              All other schedules have been omitted as the required information is inapplicable, immaterial, or the information is included in the consolidated financial statements or related notes.

         (3) The following exhibits are being filed pursuant to Item 14(c) of Form 10-K. Exhibit numbers refer to the paragraph numbers under
              Item 601 of Regulation S-K:

         2(a)     Plan of Conversion of Guarantee Mutual Life Company(2)
         2(b)     Amendment No. 1 to Plan of Conversion(2)
         3(a)     Amended and Restated Certificate of Incorporation of The
                   Guarantee Life Companies Inc.(3)
         3(b)     Amended and Restated Bylaws of The Guarantee Life Companies
                   Inc.
         4(a)     Form of Certificate of The Guarantee Life Companies Inc.
                   Common Stock, par value $0.01 per share(2)
         4(b)     Rights Agreement(8)
         10(a)    The Guarantee Life Companies Inc.'s 1994 Long Term Incentive
                   Plan(2)
         10(b)    The Guarantee Life Companies Inc. and Guarantee Mutual Life
                   Company Executive Severance Plan(2)
         10(c)    Guarantee Mutual Life Company Retirement Plan(2)
         10(d)    Guarantee Mutual Life Company Supplemental Retirement Plan(2)
         10(e)    Guarantee Mutual Life Company Equalizer Plan(2)
         10(f)    Employment Agreement with Robert D. Bates, as amended and
                   restated effective January 1, 1997(5)
         10(g)    Severance Agreement with Theodore C. Cooley(2)
         10(h)    Guarantee Mutual Life Company Phantom Stock Plan as Amended
                   and Restated(2)
         10(i)    Amendment No. 1 to The Guarantee Life Companies Inc.'s 1994
                   Long Term Incentive Plan(2)
         10(j)    Amendment No. 2 to The Guarantee Life Companies Inc.'s 1994
                   Long-Term Incentive Plan(5)
         10(k)    Amendment No. 3 to The Guarantee Life Companies Inc.'s 1994
                   Long-Term Incentive Plan(6)
         10(l)    The Guarantee Life Companies Inc. Directors Stock Incentive
                   Plan(1)
         10(m)    Amendment No. 1 to The Guarantee Life Companies Inc. Directors
                   Stock Incentive Plan(4)
         10(n)    Revised Exhibit A to The Guarantee Life Companies Inc. and
                   Guarantee Life Insurance Company Executive Severance Plan(4)
         10(o)    Merger Agreement among The Guarantee Life Companies Inc.,
                   Guarantee Subsidiary, Inc. and PFG, Inc., dated as of October 17, 1997(7)
         13       1997 Annual Report to Shareholders 21 Subsidiaries of the
                   Registrant
         23       Consent of KPMG Peat Marwick LLP

         24(a)    Powers of Attorney(3)
         24(b)    Power of Attorney of Director Gammill
         27       Financial Data Schedule



         -------------------------------------

         (1) Incorporated by reference as an exhibit to Registrant's Form 10-Q for the fiscal quarter ended June 30, 1996 (Commission File No. 0-26788).
         (2) Incorporated by reference as an exhibit to Registrant's Registration Statement on Form S-1, Registration No. 33-92992.
         (3) Incorporated by reference as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-26788).
         (4) Incorporated by reference as an exhibit to Registrant's Form 10-Q for the fiscal quarter ended September 30, 1996 (Commission File No. 0-26788).
         (5) Incorporated by reference as an exhibit to Registrant's Form 10-Q for the fiscal quarter ended March 31, 1997 (Commission File No. 0-26788).
         (6) Incorporated by reference as an exhibit to Registrant's Form 10-Q for the fiscal quarter ended June 30, 1997 (Commission File No. 0-26788). (7) Incorporated by reference as an exhibit to Registrant's Form 8-K filed December 23, 1997 (Commission File No.
         0-26788).
         (8) Incorporated by reference as an exhibit to Registrant's Form 8-K filed November 25, 1996 (Commission File 0-26788).

(b) The following Current Reports on Form 8-K were filed during the last fiscal quarter of the period covered by this Report:

         Item Reported                          Financial Statements Filed          Date of Report
         -------------                          --------------------------          --------------
         Item 5 - Other Events                            None                     October 17, 1997
Item 2 - Acquisition or Disposition of Assets             None                     December 23, 1997

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated this 18th day of March, 1998.


                                            THE GUARANTEE LIFE COMPANIES INC.

                                            By  /s/ RICHARD A. SPELLMAN
                                              ----------------------------------
                                              Richard A. Spellman
                                              Senior Vice President, General
                                              Counsel & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of March, 1998.


            Signatures                                                Title
            ----------                                                -----
     /s/ ROBERT D. BATES*                       Chairman of the Board,
-----------------------------------              Director, President and Chief Executive Officer
         Robert D. Bates                         (Principal Executive Officer)

     /s/ WILLIAM L. BAUHARD                     Senior Vice President and Chief Financial Officer
-----------------------------------              (Principal Financial  & Accounting Officer)
         William L. Bauhard

    /s/ C.R. "Bob" BELL*                        Director
-----------------------------------
        C. R. "Bob" Bell

    /s/ JOHN R. COCHRAN*                        Director
-----------------------------------
        John R. Cochran

   /s/ THEODORE C. COOLEY                       Executive Vice President
-----------------------------------             Director
       Theodore C. Cooley

   /s/ LEE M. GAMMILL, JR.*                     Director
-----------------------------------
       Lee M. Gammill, Jr.

    /s/ THOMAS T. HACKING*                      Director
-----------------------------------
        Thomas T. Hacking

    /s/ JAMES M. McCLYMOND*                     Director
-----------------------------------
        James M. McClymond

    /s/ BERNARD W. REZNICEK*                    Director
-----------------------------------
        Bernard W. Reznicek

     /s/ ADRIAN J. SCRIBANTE*                   Director
-----------------------------------
         Adrian J. Scribante

   /s/ JANICE D. STONEY*                        Director
-----------------------------------
       Janice D. Stoney

   /s/ WILLIAM F. WELSH  II*                    Director
-----------------------------------
       William F. Welsh II


*By Richard A. Spellman, as attorney-in-fact

                                             /s/ RICHARD A. SPELLMAN
                                     -------------------------------------------
                                     Richard A. Spellman, as attorney-in-fact
                                     for the individuals as indicated

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

Supplementary Financial Statement Schedules of The Guarantee Life Companies Inc.

Independent Auditors' Report

SCHEDULE  I        --Summary of Investments

SCHEDULE  II       --Condensed Financial Information of Registrant

SCHEDULE  III      --Supplementary Insurance Information

SCHEDULE  IV       --Reinsurance

SCHEDULE  V        --Valuation and Qualifying Accounts..

     All other schedules have been omitted as the required information is inapplicable, immaterial or the information is included in the consolidated financial statements or related notes.


                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of The Guarantee Life Companies Inc.:

     Under date of February 13, 1998, we reported on the consolidated balance sheets of The Guarantee Life Companies Inc. and subsidiaries (Guarantee Life) as of December 31, 1997 and 1996, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of Guarantee Life's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                  KPMG Peat Marwick LLP

Omaha, Nebraska
February 13, 1998

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                      SCHEDULE I--SUMMARY OF INVESTMENTS

                               December 31, 1997
                                (In Thousands)

                                                                                 Fair             Carrying
                     Type of Investments                      Cost(1)            Value              Value
                     -------------------                     ----------        ----------        ----------
Fixed maturities:
     U.S. Treasury securities and obligations of U.S.
         government corporations and agencies.............   $  131,697        $  133,306        $  133,204
     Obligations of states and political subdivisions.....       21,986            22,437            22,435
     Debt maturities issued by foreign governments........        5,909             6,695             6,696
     Corporate securities.................................      569,055           603,098           587,503
     Mortgage-backed securities...........................      261,772           265,115           265,115
                                                             ----------        ----------        ----------
     Total fixed maturities...............................   $  990,419        $1,030,651        $1,014,953
                                                             ----------        ----------        ----------
Equity securities:
     Common stocks of banks, trusts and insurance
         companies........................................        3,735             3,721             3,735
Mortgage loans............................................       87,113            91,160            85,849
Policy loans..............................................       68,655            63,431            68,655
Investment real estate....................................        3,394             7,800             3,394
Other long-term investments...............................       11,648            11,648            11,648
Short-term investments....................................       23,258            23,258            23,258
                                                             ----------        ----------        ----------
Total investments.........................................   $1,118,222        $1,231,669        $1,211,492
                                                             ==========        ==========        ==========

(1) Fixed maturities at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

     Table above includes closed block invested assets with cost of $301.4 million, fair value of $309.5 million, and carrying value of $309.8 million.

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

                       THE GUARANTEE LIFE COMPANIES INC.

          SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (In Thousands)

                                                                                           As of and for the period ended
                                                                                                     December 31,
                                      Balance Sheet                                             1997              1996
                                      -------------                                          ---------         ---------
Investment in consolidated subsidiaries .............................................        $ 219,818         $ 179,612
Fixed maturities available for sale, at fair value (amortized cost, $0 and $17,512) .                             17,502
Other invested assets ...............................................................            2,248             1,294
                                                                                             ---------         ---------
     Total invested assets ..........................................................          222,066           198,408
Cash and cash equivalents ...........................................................              523               181
Dividends receivable from subsidiary ................................................           15,000            10,000
Other assets ........................................................................            1,799               170
                                                                                             ---------         ---------
Total assets ........................................................................          239,388         $ 208,759
                                                                                             =========         =========

Notes Payable .......................................................................        $  30,000         $      --
Accrued liabilities .................................................................            1,216               471
Income taxes ........................................................................           (1,026)             (384)
                                                                                             ---------         ---------
Total liabilities ...................................................................           30,190                87

Shareholders' equity:
     Common stock ...................................................................        $      99         $      99
     Additional paid-in capital .....................................................          191,123           191,226
     Retained earnings ..............................................................           27,463            13,435
     Treasury stock, end of year ....................................................          (22,512)               --
     Unrealized appreciation of invested securities carried at fair value, net ......           13,025             3,912
                                                                                             ---------         ---------
Total shareholders' equity ..........................................................          209,198           208,672
                                                                                             ---------         ---------
Total liabilities and shareholders' equity ..........................................          239,388           208,759
                                                                                             =========         =========

                               Income Statement
                               ----------------


                                                  For the period ended
                                                        December 31,
                                             1997         1996         1995
                                             ----         ----         ----
Equity in earnings of subsidiaries....... $ 17,642     $ 15,723           --
Investment income, net ..................      (69)       1,057           17
General and administrative expenses......    1,744        2,146           --
                                          --------     --------      -------
Income before income taxes ..............   15,799       14,634           17
Income tax (benefit) expense ............     (645)        (381)           6
                                          --------     --------      -------
Net income .............................. $ 16,444     $ 15,015      $    11
                                          ========     ========      =======

                       THE GUARANTEE LIFE COMPANIES INC.

          SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  (CONTINUED)

                                (In Thousands)

                                                                               For the period ended
                                                                                   December 31,
                                                                     1997             1996             1995
                                                                   --------         --------         --------
                             Cash Flow
                             ---------
Cash flows from operating activities:
Net income ................................................        $ 16,444         $ 15,015         $     11
Adjustments to reconcile net income to net cash provided by
 operating activities
     Equity in earnings of subsidiaries ...................         (17,642)         (15,723)              --
     Other, net ...........................................            (524)             (39)              (7)
                                                                   --------         --------         --------
Net cash provided (used) by operations ....................          (1,722)            (747)               4
                                                                   --------         --------         --------

Cash flows from investing activities:
     Dividend from (contribution to) insurance subsidiary .          10,000               --          (12,101)
     Purchases (sales) of fixed maturities ................          17,494          (17,547)              --
     Purchase of PFG, Inc .................................         (28,457)              --               --
     Net change in short term investments .................            (954)          (1,294)              --
                                                                   --------         --------         --------
Net cash used by investing activities .....................          (1,917)         (18,841)         (12,101)
                                                                   --------         --------         --------
Cash flows from financing activities:
     Net proceeds from initial public offering ............              --               --           33,457
     Net proceeds from issuance of note payable ...........          30,000               --               --
     Purchase of treasury stock ...........................         (23,603)              --               --
     Change in unpaid IPO expenses ........................              --           (1,302)           1,302
     Dividends paid to shareholders .......................          (2,416)          (1,591)              --
                                                                   --------         --------         --------
Net cash provided by financing activities .................           3,981           (2,893)          34,759
                                                                   --------         --------         --------
Net increase (decrease) in cash and cash equivalents ......             342          (22,481)          22,662
Cash and cash equivalents at beginning of period ..........             181           22,662               --
                                                                   --------         --------         --------
Cash and cash equivalents at end of period ................        $    523         $    181         $ 22,662
                                                                   ========         ========         ========

These condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

               SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                (In Thousands)

                                               Future
                                               Policy
                                              Benefits,
                                            Policyholder
                                               Account                  Premium
                                Deferred      Balances                  Revenue                                            Other
                                 Policy         and       Unearned        and         Net         Policy     Policy      Insurance
                               Acquisition     Claims      Premium    Policyholder Investment     Holder   Acquisition   Operating
             Segment              Cost         Payable     Revenue    Assessments    Income      Benefits     Costs      Expenses
             -------           ----------    ----------  ----------    ----------  ----------   ----------  ----------  ----------
Year ended December 31, 1997
     Group ..................  $      536    $  125,141  $      766    $  200,002  $   12,680   $  128,419  $   45,391  $   45,015
     Individual .............     114,393     1,009,267      11,100        51,859      67,732       59,809      13,956      17,806
     Corporate ..............          --            --          --            --         (69)          --          --       1,774
                               ----------    ----------  ----------    ----------  ----------   ----------  ----------  ----------
          Total .............     114,929     1,134,408      11,866       251,861      80,343      188,228      59,347      64,595
                               ==========    ==========  ==========    ==========  ==========   ==========  ==========  ==========

Year ended December 31, 1996
     Group ..................  $       --       117,622         569       153,623       9,468       92,568      36,388      35,989
     Individual .............      91,893       888,478      10,110        49,852      65,389       61,075      13,165      17,489
     Corporate ..............          --            --          --            --       1,057           --          --       2,146
                               ----------    ----------  ----------    ----------  ----------   ----------  ----------  ----------
         Total ..............      91,893     1,006,100      10,679       203,475      75,914      153,643      49,553      55,624
                               ==========    ==========  ==========    ==========  ==========   ==========  ==========  ==========

Year ended December 31, 1995:
     Group ..................  $       --       119,455         534       163,083      10,217      106,276      38,594      32,934
     Individual .............      85,605       826,511       9,971        45,428      64,381       59,146       8,979      18,051
     Corporate ..............          --            --          --            --          17           --          --          --
                               ----------    ----------  ----------    ----------  ----------   ----------  ----------  ----------
         Total ..............      85,605       945,966      10,505       208,511      74,615      165,422      47,573      50,985
                               ==========    ==========  ==========    ==========  ==========   ==========  ==========  ==========

     The table above includes assets and liabilities allocated to the closed block, as well as revenues and expenses for the years ending December 31, 1997 and 1996.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                           SCHEDULE IV--REINSURANCE
                                (In Thousands)

                                        Gross                                                                   Percentage
                                        Amount            Ceded              Assumed                             of Amount
                                        Before           to Other           From Other           Net              Assumed
                                     Reinsurance         Companies          Companies           Amount             to Net
                                     -----------        -----------        -----------        -----------       ----------
Year ended December 31, 1997:
Life insurance in force ..........   $37,504,746        $ 4,073,045        $   888,007        $34,319,708           2.59%
                                     ===========        ===========        ===========        ===========           ====
Premiums:
     Life and annuity(1) (2)......       178,590              5,065              1,110            174,635           0.99%
     Accident and Health .........       127,634             50,704                296             77,226           5.72%
                                     -----------        -----------        -----------        -----------           ----
     Total premiums ..............   $   306,224        $    55,769        $     1,406        $   251,861           3.41%
                                     ===========        ===========        ===========        ===========           ====
Year ended December 31, 1996:
Life insurance in force ..........   $29,116,078        $ 1,530,511        $   339,044        $27,924,611           1.21%
                                     ===========        ===========        ===========        ===========           ====
Premiums:
     Life and annuity(1) .........       112,345              4,893                781            108,233           0.72%
     Accident and health .........       135,531             40,915                626             95,242           0.66
                                     -----------        -----------        -----------        -----------           ----
     Total premiums ..............   $   247,876        $    45,808        $     1,407        $   203,475           0.69
                                     ===========        ===========        ===========        ===========           ====
Year ended December 31, 1995:
Life insurance in force ..........   $25,204,463        $ 1,268,329        $   349,373        $24,285,507           1.44%
                                     ===========        ===========        ===========        ===========           ====
Premiums:
     Life and annuity(1) .........   $   101,650        $     3,815        $     1,345        $    99,180           1.36%
     Accident and health .........       152,724             45,410              2,017            109,331           1.84
                                     -----------        -----------        -----------        -----------           ----
     Total premiums ..............   $   254,374        $    49,225        $     3,362        $   208,511           1.61
                                     ===========        ===========        ===========        ===========           ====

-----------
(1)   Includes life insurance premiums and policyholder assessments.
(2) Includes gross amount of $21,194 and ceded amount of $261 attributable to closed block.

      The table above includes amounts attributable to the closed block.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

                                                Beginning    Charged to                     Ending
              Description                        Balance     Operations     Deductions     Balance
              -----------                       ---------    ----------     ----------     -------
Year ended December 31, 1997:
     Allowance for other invested assets....      $2,055        $  500            --        $2,555
     Allowance for mortgage loans...........         806           588           130         1,264
                                                  ======        ======        ======        ======
Year ended December 31, 1996:
     Allowance for other invested assets....      $2,958            --        $  903        $2,055
     Allowance for mortgage loans...........         744            92            30           806
                                                  ======        ======        ======        ======
Year ended December 31, 1995:
     Allowance for other invested assets....      $2,636        $  322            --        $2,958
     Allowance for mortgage loans...........         523           221            --           744
                                                  ======        ======        ======        ======