Form 10-Q
period 1998-03-31
GUARANTEE LIFE COMPANIES INC
filed 1998-05-14
CIK 946149

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                          ---------------------------
                                   FORM 10-Q
                          ---------------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1998             Commission File Number  0-26788



                       THE GUARANTEE LIFE COMPANIES INC.
          (Exact Name of the Registrant as Specified in its Charter)



           Delaware                                  47-0785066
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

      Shares of common stock outstanding as of April 29, 1998: 8,838,101

================================================================================

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                               March 31,     December 31,
                                           Assets                                                1998            1997
                                           ------                                            ------------    ------------
                                                                                               (unaudited)
Invested assets:
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost: $578,455 and $566,544)......       $593,304        $582,700
          Held-to-maturity, at amortized cost (fair value: $180,558 and $184,480)........        177,927         172,167
                                                                                             ------------    ------------
                                                                                                 771,231         754,867

     Equity securities, at fair value (cost: $3,142 and $2,735)..........................          3,967           3,735
     Mortgage loans, net.................................................................         84,762          85,849
     Policy loans........................................................................         22,511          21,657
     Investment real estate, net.........................................................          3,318           3,394
     Other invested assets, net..........................................................         14,371          32,212
     Closed block invested assets........................................................        300,491         309,777
                                                                                             ------------    ------------
Total invested assets....................................................................      1,200,651       1,211,491

Cash and cash equivalents................................................................          8,477           8,608
Accrued investment income................................................................         11,859          12,415
Recoverable from reinsurers..............................................................         87,420          82,568
Accounts receivable, net.................................................................         16,097          19,805
Deferred policy acquisition costs........................................................        101,865         102,696
Property, plant and equipment, net.......................................................         19,151          19,427
Other assets ............................................................................         14,452          11,572
Closed block other assets................................................................         23,974          17,754
Separate account assets..................................................................         38,809          32,697
                                                                                             ------------    ------------
Total assets ............................................................................     $1,522,755      $1,519,033
                                                                                             ============    ============

                            Liabilities and Shareholders' Equity
                            ------------------------------------

Future policy benefits...................................................................       $137,657        $143,048
Policyholder account balances............................................................        544,793         542,038
Policy and contract claims...............................................................         59,966          53,607
Other policyholder funds.................................................................         16,285          20,754
Unearned premium revenue.................................................................         11,529          11,866
Payable to reinsurers....................................................................         11,305           6,938
Notes payable............................................................................         40,000          40,000
Other liabilities........................................................................         47,887          51,284
Closed block liabilities.................................................................        385,906         386,606
Discontinued operations, net.............................................................         23,998          20,997
Separate account liabilities.............................................................         38,809          32,697
                                                                                             ------------    ------------
Total liabilities........................................................................      1,318,135       1,309,835
                                                                                             ------------    ------------

Shareholders' equity:
     Common stock $0.01 par value; 30,000,000 shares authorized, 9,944,383 shares
        issued...........................................................................             99              99
     Additional paid-in capital..........................................................        191,129         191,123
     Treasury stock, at cost (1,106,282 shares at March 31, 1998 and 1,017,524 shares at
        December 31, 1997)...............................................................       (25,154)        (22,512)
     Retained earnings...................................................................         27,201          27,463
     Net unrealized investment gain .....................................................         11,345          13,025
                                                                                             ------------    ------------
Total shareholders' equity...............................................................        204,620         209,198
Commitments and contingencies............................................................              -               -
                                                                                             ------------    ------------
Total liabilities and shareholders' equity...............................................     $1,522,755      $1,519,033
                                                                                             ============    ============

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                             1998             1997
                                                                                         --------------   --------------
Revenues:
Direct and assumed premiums and policyholder assessments..............................         $88,205         $62,639
Reinsurance premiums..................................................................        (17,625)        (12,189)
                                                                                         --------------   --------------
Net premiums and policyholder assessments.............................................          70,580          50,450

Investment income, net................................................................          16,140          13,905
Realized investment gains.............................................................             119             144
Ceding commissions and other income...................................................           5,041           3,759
Contribution from Closed Block........................................................           1,202             965
                                                                                         --------------   --------------
Total revenues........................................................................          93,082          69,223
                                                                                         --------------   --------------

Policyholder benefits:
Direct and assumed benefits...........................................................          67,022          44,430
Reinsurance recoveries................................................................        (13,033)         (7,506)
                                                                                         --------------   --------------
Net policyholder benefits.............................................................          53,989          36,924
                                                                                         --------------   --------------

Expenses:
Policy acquisition costs..............................................................          17,969          12,344
Other insurance operating expense.....................................................          20,571          15,063
                                                                                         --------------   --------------
Total expenses........................................................................          38,540          27,407
                                                                                         --------------   --------------

Income from continuing operations before income taxes.................................             553           4,892
                                                                                         --------------   --------------
Income tax expense....................................................................             194           1,739
                                                                                         --------------   --------------
Net income from continuing operations.................................................             359           3,153
                                                                                         --------------   --------------
Net income (loss) from discontinued operations........................................             (2)              47
                                                                                         --------------   --------------
Net income............................................................................            $357          $3,200
                                                                                         ==============   ==============

Basic Earnings per share:
     Weighted average shares outstanding..............................................       8,853,228       9,929,127
                                                                                         ==============   ==============
     Net income from continuing operations............................................           $0.04           $0.32
                                                                                         ==============   ==============
     Net income (loss) from discontinued operations...................................           $0.00           $0.00
                                                                                         ==============   ==============
     Net income ......................................................................           $0.04           $0.32
                                                                                         ==============   ==============

Diluted Earnings per share:
     Weighted average shares outstanding..............................................       9,174,541      10,099,237
                                                                                         ==============   ==============
     Net income from continuing operations............................................           $0.04           $0.31
                                                                                         ==============   ==============
     Net income (loss) from discontinued operations...................................           $0.00           $0.01
                                                                                         ==============   ==============
     Net income.......................................................................           $0.04           $0.32
                                                                                         ==============   ==============

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (in thousands)
                                  (unaudited)

                                                                                                           Three Months Ended
                                                                                                               March 31,
                                                                                                         1998             1997
                                                                                                    ---------------  --------------
Net income                                                                                                  $357          $3,200
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) of invested assets carried at fair value, net..........            (1,680)        (10,059)
                                                                                                    ---------------  --------------
Comprehensive income..........................................................................           $(1,323)        $(6,859)
                                                                                                    ===============  ==============

       See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              1998            1997
                                                                         -------------   -------------
Net cash provided (used) by operating activities.......................     $(17,330)          $3,922
                                                                         -------------   -------------
Cash flows from investing activities:
   Purchase of fixed maturities........................................      (70,042)        (65,631)
   Maturities, calls and principal reductions of fixed maturities......        60,740          66,020
   Purchase of mortgage loans..........................................       (1,325)         (4,995)
   Proceeds from repayment of mortgage loans...........................         2,415           1,236
   Change in closed block invested assets..............................         9,514         (4,608)
   Change in short term invested assets................................        17,841           2,701
   Other, net..........................................................         (978)           3,028
                                                                         -------------   -------------
     Net cash provided (used) by investing activities..................        18,165         (2,249)
                                                                         -------------   -------------
Cash flows from financing activities:
   Deposits to policyholder account balances...........................        16,738          19,592
   Withdrawals from policyholder account balances......................      (13,935)        (17,301)
   Purchase of Treasury Stock..........................................       (3,150)         (1,599)
   Shareholder dividends...............................................         (619)           (597)
                                                                         -------------   -------------
     Net cash (used)  provided by financing activities.................         (966)              95
                                                                         -------------   -------------
Net increase (decrease) in cash and cash equivalents...................         (131)           1,768
Cash and cash equivalents at beginning of period.......................         8,608           2,079
                                                                         -------------   -------------
Cash and cash equivalents at end of period.............................        $8,477          $3,847
                                                                         =============   =============

       See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1998 and 1997


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

     Operating results for the three month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1997, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1997.

(2)  Investments

     Fixed maturities at March 31, 1998 (in thousands) are as follows:


                                                                                         Gross           Gross         Estimated
                                                                        Amortized      Unrealized      Unrealized        Fair
                                                                           Cost           Gains          Losses          Value
                                                                      --------------  -------------- --------------- --------------
     Available-for-sale:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies....................     $68,298          $1,011             $75        $69,234
          Obligations of states and political subdivisions...........      13,639             490               6         14,123
          Debt securities issued by foreign governments..............       5,913             563               -          6,476
          Corporate securities.......................................     302,249          12,964             978        314,235
          Mortgage-backed securities.................................     155,830           3,109           2,723        156,216
          Other asset-backed securities..............................      32,526             548              54         33,020
                                                                     -------------   -------------  --------------  -------------
                                                                         $578,455         $18,685          $3,836       $593,304
                                                                     =============   =============  ==============  =============
     Held-to-maturity:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies....................     $10,036             $39             $18        $10,057
          Obligations of states and political subdivisions...........       7,961              51              12          8,000
          Corporate securities.......................................     158,938          12,096           9,531        161,503
          Mortgage-backed securities.................................         992               6               -            998
                                                                     -------------   -------------  --------------  -------------
                                                                         $177,927         $12,192          $9,561       $180,558
                                                                     =============   =============  ==============  =============

(3)  Closed Block

Summarized condensed financial information of the closed block (in thousands) is as follows:

                                                                                              March 31,     December 31,
                             Assets                                                             1998           1997
                             ------                                                         -------------- --------------
Invested assets:
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost:  $197,503 and $202,869)            $204,878       $211,248
          Held-to-maturity, at amortized cost (fair value:  $49,473 and $52,224)                  46,233         48,838
                                                                                            -------------  -------------
                                                                                                 251,111        260,086
     Policy loans.............................................................                    46,686         46,997
     Other invested assets, net...............................................                     2,694          2,694
                                                                                            -------------  -------------
Total invested assets.........................................................                   300,491        309,777
Cash and cash equivalents.....................................................                     7,561            328
Accrued investment income.....................................................                     3,236          4,221
Deferred policy acquisition costs.............................................                    11,794         12,233
Other assets..................................................................                     1,383            972
                                                                                            -------------  -------------
Total closed block assets.....................................................                  $324,465       $327,531
                                                                                            =============  =============

                                                                                     March 31,     December 31,
                                   Liabilities                                         1998           1997
                                   -----------                                     -------------  -------------
Life future policy benefits...................................................         $300,975       $301,495
Policyholder account balances for annuity contracts...........................              852            868
Policy and contract claims....................................................              749            573
Other policyholder funds......................................................           72,076         72,024
Dividends payable to policyholders............................................            7,791          7,767
Deferred income taxes.........................................................            2,581          2,932
Other liabilities.............................................................              882            946
                                                                                   -------------  -------------
Total closed block liabilities................................................         $385,906       $386,606
                                                                                   =============  =============

Condensed statement of income for the closed block for the three months ended March 31 (in thousands):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                            ---------
                                                                                       1998           1997
                                                                                   -------------  -------------
Revenues:
Insurance premiums and policyholder assessments, net of reinsurance...............       $5,236        $ 5,531
Investment income, net............................................................        5,633          5,720
Realized investment gains (losses) ...............................................           11           (62)
Other income......................................................................            2             21
                                                                                   -------------  -------------
Total revenues....................................................................       10,882         11,210
                                                                                   -------------  -------------

Policyholder benefits and expenses:
Total policyholder benefits.......................................................        6,106          5,798
Policy acquisition costs..........................................................          439            508
Other insurance operating expense.................................................          107            971
                                                                                   -------------  -------------
Total benefits and expenses.......................................................        6,652          7,277
Dividends to policyholders........................................................        3,028          2,968
                                                                                   -------------  -------------
Contribution from the closed block................................................       $1,202         $  965
                                                                                   =============  =============

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

The excess of closed block liabilities over closed block assets as of March 31, 1998 represents the estimated future contribution from closed block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

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

(4)  Earnings per common share
Basic earnings per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares and common stock equivalents outstanding. The Company's common stock equivalents relate to common stock options.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated financial condition and results of operations of Guarantee Life should be read in conjunction with the condensed consolidated financial statements and the notes thereto included herein.

Forward-looking Statements

     This 10-Q report contains certain forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various management expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual results to differ materially from those projected. Such statements reflect the current view of Guarantee Life with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1997. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

Operating Results for the Three Months Ended March 31, 1998 and 1997

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

Combined Results of Operations

                                                                      Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                                      1998           1997
                                                                 -------------- --------------
Revenues:
     Premiums and policyholder assessments, net.................      $75,816         $55,981
     Investment income, net.....................................       21,773          19,625
     Realized investment gains..................................          130              82
     Ceding commissions and other income........................        5,043           3,780
                                                                 -------------  --------------
Total revenues..................................................      102,762          79,468

Benefits and expenses:
     Policyholder benefits, net of reinsurance..................       60,095          42,722
     Expenses...................................................       39,086          28,886
     Dividends to policyholders.................................        3,028           2,968
                                                                 -------------  --------------
Total policyholder benefits, expenses...........................      102,209          74,576
                                                                 -------------  --------------

Income from continuing operations before income taxes...........          553           4,892
Income taxes....................................................          194           1,739
                                                                 -------------  --------------
Net income from continuing operations...........................         $359          $3,153
                                                                 =============  ==============

Net income excluding realized gains.............................         $275          $3,100
                                                                 =============  ==============

     Investment Income, Net. Net investment income increased $2.1 million, or 11.0% for the first quarter of 1998 over 1997. This increase was caused by an increase in invested assets, which increased $120 million, or 11.0% in 1998. The increase in invested assets is primarily due to the acquisition of PFG, Inc. on December 23, 1997.

Insurance Operations--Group

     The following table sets forth Guarantee Life's group insurance underwriting income for the three months ended March 31, 1998 and 1997.

                                                                 Group Underwriting Income
                                                                Three Months Ended March 31,
                                    -------------------------------------------------------------------------------------
                                                      1998                                        1997
                                    ------------------------------------------  -----------------------------------------
                                                                        (In thousands)
                                       Employee        Group                      Employee        Group
                                       Benefits       Special                     Benefits       Special
                                       Division       Markets       Total         Division       Markets       Total
Gross insurance premiums............    $49,193        $25,205       $74,398        $33,847       $20,114       $53,961
Ceded to reinsurers.................    (1,130)       (13,529)      (14,659)          (392)      (10,513)      (10,905)
                                    ------------- -------------- -------------  ------------- ------------- -------------
Net premiums........................     48,063         11,676        59,739         33,455         9,601        43,056
Ceding commissions..................         38          4,508         4,546              -         3,688         3,688
                                    ------------- -------------- -------------  ------------- ------------- -------------
   Total net premiums and ceding
     commissions....................     48,101         16,184        64,285         33,455        13,289        46,744
                                    ------------- -------------- -------------  ------------- ------------- -------------

Gross policyholder benefits.........     34,524         17,991        52,515         21,904        12,233        34,137
Recoveries from reinsurers..........      (174)       (11,017)      (11,191)          1,368       (7,672)       (6,304)
                                    ------------- -------------- -------------  ------------- ------------- -------------
Net benefits........................     34,350          6,974        41,324         23,272         4,561        27,833
Expenses............................     20,046          8,290        28,336         13,784         6,839        20,623
                                    ------------- -------------- -------------  ------------- ------------- -------------
   Total net benefits and expenses..     54,396         15,264        69,660         37,056        11,400        48,456
                                    ------------- -------------- -------------  ------------- ------------- -------------
Underwriting gain (loss) ...........   $(6,295)         $  920      $(5,375)       $(3,601)        $1,889      $(1,712)
                                    ============= ============== =============  ============= ============= =============

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments. Generally, SFAS 131 required that financial information be reported on the basis that is used internally for evaluation performance. Guarantee Life adopted SFAS 131 effective January 1, 1998, and comparative information for 1997 has been restated. Under 131, Guarantee Life defined the Group Insurance Business divisions, EBD and GSM, as segments and will report their operations separately.

     The Employee Benefits Division (EBD) provides group non-medical (core products) including term life, accidental death and dismemberment, short-term disability, long-term disability, and dental; and voluntary (worksite marketed) core products. The Group Special Markets Division provides specialty medical products (specialty products) including excess loss insurance, medical reimbursement insurance for business executives, and core products.

     Employee Benefits Divisions (EBD) net earned premiums increased $14.6 million, or 43.7% for the first quarter of 1998 over 1997. The greatest increases in net earned premiums occurred in the dental and LTD product lines. Dental net earned premiums increased $8.0 million or 99.4% and LTD net earned premiums increased $2.8 million or 38.8% for the first quarter of 1998 over 1997.

     Group Special Markets (GSM) net premiums increased $2.1 million, or 21.6% for the first quarter of 1998 over 1997. Net earned premiums for all products increased with the largest increases in the excess loss, life, LTD and AD&D product lines.

     EBD net benefits increased $11.1 million, or 47.6% for the first quarter of 1998 over 1997. This increase is caused by higher premium volume in all product lines and higher loss ratios in the life and dental lines. Dental prices have been increased three times in the last eight months and risk appraisal procedures have been adjusted to improve underwriting experience in the dental line. During the first quarter of 1998, pricing was increased for all group renewals and averaged between 5% and 7%.

     GSM net benefits increased $2.4 million or 52.9%, for the first quarter of 1998 over 1997. This increase is due to higher premium volume in all product lines and higher loss ratios in the excess loss line. Excess loss pricing and risk management actions were taken during 1997 to improve underwriting experience.

     Employee Benefits Division expenses increased $6.3 million, or 45.3% for the first quarter of 1998 over 1997. This increase was due partly to the increase in gross premium which directly impacts commissions, taxes, licenses, and fees. The increase is also due to higher general operating expenses associated with processing new business and the expansion of the Employee Benefits Division.

     Group Special Markets expenses increased $1.5 million, or 21.2% for the first quarter of 1998 over 1997. This increase was due primarily to the increase in gross premium which directly impacts commissions, taxes, licenses, and fees.

   Insurance Operations--Individual

     The following table sets forth the results of operations for Guarantee Life's individual insurance business for the three months ended March 31, 1998 and 1997.

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                             1998           1997
                                                                                         ------------- --------------
                                                                                               (In thousands)
   Revenues:
        Premiums and policyholder assessments, net of reinsurance premiums......             $16,077        $12,925
        Investment income, net..................................................              17,792         16,886
        Realized investment gains (losses)......................................                (222)          (177)
        Ceding commissions and other income.....................................                 497             92
                                                                                          -----------   ------------
   Total revenues...............................................................              34,144         29,726

   Policyholder benefits and expenses:
        Policyholder benefits, net of reinsurance...............................              18,771         14,889
        Expenses................................................................              10,024          7,701
        Dividends to policyholders..............................................               3,028          2,968
                                                                                          -----------   ------------
   Total policyholder benefits, expenses and dividends..........................              31,823         25,558
                                                                                          -----------   ------------
   Income from continuing operations before income taxes........................              $2,321         $4,168
                                                                                          ===========   ============

     On December 23, 1997 Guarantee Life acquired PFG, Inc., and its subsidiaries (PFG). PFG's wholly owned subsidiaries include AGL Life Assurance Company (AGL) and "Philadelphia Financial Group" which consists of Philadelphia Financial Group, Inc., PFG Distribution Company, Philadelphia Financial Group Agency of Ohio, Inc., PFG Insurance Agency of Texas, Inc., and Philadelphia Financial Insurance Agency of Massachusetts, Inc. The results of operations detailed above include PFG in the three months ended March 31, 1998, but not in 1997.

     Net premiums and policyholder assessments increased $3.2 million, or 24.4% for the first quarter of 1998 over 1997. The increase for the quarter relates primarily to the acquisition of PFG in the fourth quarter of 1997.

     Total individual policyholder benefits increased $3.9 million, or 26.1%, for the first quarter of 1998 over 1997. This increase is due to higher than expected mortality in the traditional and universal lines as well as the inclusion of PFG in the first quarter of 1998. Interest credited on policyholder account balances increased $1.0 million for the three months ended March 31. This increase was due primarily to the inclusion of PFG in first quarter as average crediting rates did not change significantly.

     Total individual expenses increased $2.3 million or 30.2% for the first quarter of 1998 over 1997. This increase relates primarily to operating expenses incurred by PFG in the first quarter of 1998.

     Policyholder dividends increased only slightly during 1998, reflecting an unchanged dividend scale applied to increasing policy account values.

Liquidity and Capital Resources

     The Holding Company's ability to pay dividends to its stockholders and meet its obligations, including debt service and operating expenses, depends primarily upon receiving sufficient funds from its subsidiaries. The payment of dividends by Guarantee Life Insurance and AGL are subject to restrictions set forth in the insurance laws and regulations of Nebraska and Pennsylvania. Under state law, Guarantee Life Insurance and AGL may pay, within a twelve-month period, dividends only from the earned surplus arising from its business and must receive the prior approval of the state departments to pay a dividend if such dividend would exceed the greater of (i) 10% of statutory capital and surplus as of the preceding year end and (ii) the net gain from operations for the previous calendar year. State law gives the broad discretion to disapprove requests for dividends in excess of these limits. Guarantee Life Insurance can not declare additional dividends in 1998 without permission from the Nebraska Department of Insurance. AGL may pay $2.4 million in 1998 without obtaining approval from the Pennsylvania Department of Insurance.

     Historically, Guarantee Life has generated positive cash flow from operating activities and net deposits to policyholder accounts, and used these funds to purchase fixed maturity securities or other invested assets. The Company experienced negative cashflow from operations during the three months ended March 31, 1998 due primarily to changes in ceded reinsurance recoverables, other policyholder funds, other liabilities and closed block assets and liabilities.

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

     Changes in interest rates have not had a significant impact on Guarantee Life's net income in the three months ended March 31, 1998.

New Accounting Pronouncements

     In February 1998, the FASB issued Statement 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" which will be implemented in Guarantee Life's December 31, 1998 financial statements. SFAS No. 132 will not affect net income. SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, 88 and 106 were issued.

Part II Other Information

     ITEMS 1, 2, 3, 4 and 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

     ITEM 6 Exhibits and Reports on Form 8-K

(a)  The following exhibits are being filed pursuant to Item 6(a) of Form 10-Q.

          2 Incorporated by reference as an exhibit to Registrant's Form 8-K filed March 19, 1998 (Commission File No. 0-26788)

         27     Financial Data Schedule

(b) A report on Form 8-K dated March 19, 1998, was filed with the Commission to report under Item 5, the signing of a stock purchase agreement among The Guarantee Life Companies Inc., Ohio Farmers Insurance Company and Westfield Life Insurance Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE GUARANTEE LIFE COMPANIES INC.

Date: May 13, 1998                      /s/ WILLIAM L. BAUHARD
                             ---------------------------------------------------
                                            William L. Bauhard
                              Senior Vice President and Chief Financial Officer
                                        (Principal Financial Officer)