Form 10-Q
period 1998-06-30
GUARANTEE LIFE COMPANIES INC
filed 1998-08-14
CIK 946149

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                 --------------------------------------------
                                   FORM 10-Q
                 --------------------------------------------


              (Mark One)
             [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      or
             [ _ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998             Commission File Number  0-26788


                       THE GUARANTEE LIFE COMPANIES INC.
          (Exact Name of the Registrant as Specified in its Charter)


         Delaware                                    47-0785066
(State of Incorporation)                (I.R.S. Employer Identification Number)



                8801 Indian Hills Drive, Omaha, Nebraska 68114
                   (Address of Principal Executive Offices)



                 Registrant's telephone number: (402) 361-7300



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ _ ]

       Shares of common stock outstanding as of July 29, 1998: 9,219,342

================================================================================

Part I FINANCIAL INFORMATION
Item 1. Financial Statements

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                              June 30,             December 31,
                                          Assets                                                1998                   1997
                                          ------                                          -----------------       --------------
                                                                                             (unaudited)
Invested assets:
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost: $883,276 and $566,544) ...        $   903,944         $   582,700
          Held-to-maturity, at amortized cost (fair value: $175,954 and $184,480) .....            163,492             172,167
                                                                                          -----------------       --------------
                                                                                               $ 1,067,436             754,867

     Equity securities, at fair value (cost: $16,152 and $2,735) ......................             17,016               3,735
     Mortgage loans, net ..............................................................             91,798              85,849
     Policy loans .....................................................................             30,653              21,657
     Investment real estate, net ......................................................              3,322               3,394
     Other invested assets, net .......................................................             24,081              32,212
     Closed block invested assets .....................................................            311,423             309,777
                                                                                          -----------------       --------------
Total invested assets .................................................................          1,545,729           1,211,491

Cash and cash equivalents .............................................................             18,325               8,608
Accrued investment income .............................................................             14,483              12,415
Recoverable from reinsurers ...........................................................             93,741              82,568
Accounts receivable, net ..............................................................             17,847              19,805
Deferred policy acquisition costs .....................................................            141,490             102,696
Property, plant and equipment, net ....................................................             18,935              19,427
Other assets ..........................................................................             18,498              11,572
Closed block other assets .............................................................             18,314              17,754
Separate account assets ...............................................................             44,809              32,697
                                                                                          -----------------       --------------
Total assets ..........................................................................        $ 1,932,171         $ 1,519,033
                                                                                          =================       ==============
                           Liabilities and Shareholders' Equity
                           ------------------------------------
Future policy benefits ................................................................        $   167,286         $   143,048
Policyholder account balances .........................................................            794,478             542,038
Policy and contract claims ............................................................             63,478              53,607
Other policyholder funds ..............................................................             36,781              20,754
Unearned premium revenue ..............................................................             13,582              11,866
Payable to reinsurers .................................................................              9,857               6,938
Notes payable .........................................................................            125,000              40,000
Other liabilities .....................................................................             49,376              51,284
Closed block liabilities ..............................................................            385,020             386,606
Discontinued operations, net ..........................................................             21,656              20,997
Separate account liabilities ..........................................................             44,809              32,697
                                                                                          -----------------       --------------
Total liabilities .....................................................................          1,711,323           1,309,835
                                                                                          -----------------       --------------
Shareholders' equity:
     Common stock $0.01 par value; 30,000,000 shares authorized, 10,315,785 shares
        issued at June 30, 1998 and 9,944,383 shares issued at December 31, 1997 ......                103                  99
     Additional paid-in capital .......................................................            201,111             191,123
     Treasury stock, at cost (1,096,817 shares at June 30, 1998 and 1,017,524 shares at
        December 31, 1997) ........................................................                (25,001)            (22,512)
     Retained earnings ................................................................             28,660              27,463
     Net unrealized investment gain ...................................................             15,975              13,025
                                                                                          -----------------       --------------
Total shareholders' equity ............................................................            220,848             209,198
Commitments and contingencies .........................................................                 --                  --
                                                                                          -----------------       --------------
Total liabilities and shareholders' equity ............................................        $ 1,932,171         $ 1,519,033
                                                                                          =================       ==============

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                            June 30,
                                                                  1998              1997              1998              1997
                                                             -------------     -------------     -------------     -------------
Revenues:
Direct and assumed premiums and policyholder assessments      $    96,445       $    70,754       $   184,650       $   133,391
Reinsurance premiums ...................................          (20,468)          (14,590)          (38,093)          (26,778)
                                                             -------------     -------------     -------------     -------------
Net premiums and policyholder assessments ..............           75,977            56,164           146,557           106,613

Investment income, net .................................           17,351            14,753            33,491            28,659
Realized investment gains ..............................              409                15               528               158
Ceding commissions and other income ....................            5,772             3,765            10,813             7,523
Contribution from Closed Block .........................              405             1,079             1,607             2,044
                                                             -------------     -------------     -------------     -------------
Total revenues .........................................           99,914            75,776           192,996           144,997
                                                             -------------     -------------     -------------     -------------
Policyholder benefits:
Direct and assumed benefits ............................           75,322            48,553           142,344            92,981
Reinsurance recoveries .................................          (16,866)           (9,368)          (29,899)          (16,874)
                                                             -------------     -------------     -------------     -------------
Net policyholder benefits ..............................           58,456            39,185           112,445            76,107
                                                             -------------     -------------     -------------     -------------
Expenses:
Policy acquisition costs ...............................           17,742            14,913            35,711            27,257
Other insurance operating expense ......................           19,854            14,863            40,425            29,929
                                                             -------------     -------------     -------------     -------------
Total expenses .........................................           37,596            29,776            76,136            57,186
                                                             -------------     -------------     -------------     -------------

Income from continuing operations before income taxes ..            3,862             6,815             4,415            11,704
                                                             -------------     -------------     -------------     -------------
Income tax expense .....................................            1,352             2,421             1,545             4,162
                                                             -------------     -------------     -------------     -------------
Net income from continuing operations ..................            2,510             4,394             2,870             7,542
                                                             -------------     -------------     -------------     -------------
Net income (loss) from discontinued operations .........              (27)              (48)              (29)               --
                                                             -------------     -------------     -------------     -------------
Net income .............................................      $     2,483       $     4,346       $     2,841       $     7,542
                                                             =============     =============     =============     =============
Basic Earnings per share:
     Weighted average shares outstanding ...............        8,958,436         9,660,527         8,906,122         9,793,597
                                                             =============     =============     =============     =============
     Net income from continuing operations .............      $      0.28       $      0.46       $      0.32       $      0.77
                                                             =============     =============     =============     =============
     Net income (loss) from discontinued operations ....               --       $     (0.01)               --                --
                                                             =============     =============     =============     =============
     Net income ........................................      $      0.28       $      0.45       $      0.32       $      0.77
                                                             =============     =============     =============     =============

Diluted Earnings per share:
     Weighted average shares outstanding ...............        9,259,900         9,825,235         9,204,097         9,953,387
                                                             =============     =============     =============     =============
     Net income from continuing operations .............      $      0.27       $      0.45       $      0.31       $      0.76
                                                             =============     =============     =============     =============
     Net income (loss) from discontinued operations ....               --       $     (0.01)               --                --
                                                             =============     =============     =============     =============
     Net income ........................................      $      0.27       $      0.44       $      0.31       $      0.76
                                                             =============     =============     =============     =============


    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (in thousands)
                                  (unaudited)

                                                                                Three Months Ended           Six Months Ended
                                                                                     June 30,                     June 30,
                                                                               1998          1997           1998           1997
                                                                          ------------   ------------   ------------   ------------
Net income ..............................................................      $ 2,483        $ 4,346        $ 2,841        $ 7,542
Other comprehensive income, net of tax:
   Unrealized appreciation (depreciation) of invested assets.............        5,039          6,192          3,478         (3,724)
   Less reclassification adjustment for gains (losses)
    included in net income ..............................................          409             15            528            158
                                                                          ------------   ------------   ------------   ------------
                                                                                 4,630          6,177          2,950         (3,882)
                                                                          ------------   ------------   ------------   ------------
Comprehensive income ....................................................      $ 7,113        $10,523        $ 5,791        $ 3,660
                                                                          ============   ============   ============   ============

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                            --------
                                                                                     1998             1997
                                                                                 -----------      ------------
Net cash provided (used) by operating activities ....................               ($8,921)           $8,079
                                                                                 -----------      ------------
Cash flows from investing activities:
   Purchase of fixed maturities .....................................              (122,857)          (91,588)
   Maturities, calls and principal reductions of fixed ..............               146,414           123,369
   maturities
   Purchase of mortgage loans .......................................               (10,250)          (11,186)
   Proceeds from repayment of mortgage loans ........................                 4,267             2,120
   Change in closed block invested assets ...........................                (1,253)           (8,972)
   Change in short term invested assets .............................                15,124           (17,098)
   Payment for purchase of Westfield Life Insurance Company, net                    (90,863)               --
   Other, net .......................................................                (1,473)            1,576
                                                                                 -----------      ------------
     Net cash provided (used) by investing activities ...............               (60,891)           (1,779)
                                                                                 -----------      ------------
Cash flows from financing activities:
   Deposits to policyholder account balances ........................                32,620            37,847
   Withdrawals from policyholder account balances ...................               (33,703)          (28,361)
   Purchase of Treasury Stock .......................................                (3,150)          (14,694)
   Shareholder dividends ............................................                (1,238)           (1,147)
   Repayment of long term debt ......................................               (40,000)               --
   Proceeds from issuance of long term debt .........................               125,000                --
                                                                                 -----------      ------------
     Net cash (used)  provided by financing activities ..............                79,529            (6,355)
                                                                                 -----------      ------------
Net increase (decrease) in cash and cash equivalents ................                 9,717               (55)
Cash and cash equivalents at beginning of period ....................                 8,608             2,079
                                                                                 -----------      ------------
Cash and cash equivalents at end of period ..........................               $18,325            $2,024
                                                                                 ===========      ============

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998 and 1997

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

     Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1997, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1997.

(2)  Investments
     Fixed maturities at June 30, 1998 (in thousands) are as follows:

                                                                              Gross           Gross         Estimated
                                                             Amortized      Unrealized      Unrealized        Fair
                                                               Cost            Gains          Losses          Value
                                                            --------------  -------------- --------------- --------------
     Available-for-sale:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies...........    $146,249          $1,459             $80       $147,628
          Obligations of states and political subdivisions..      13,601             608               6         14,203
          Debt securities issued by foreign governments.....      13,917           1,031               1         14,947
          Corporate securities..............................     432,351          15,580           1,869        446,062
          Mortgage-backed securities........................     232,805           5,333           1,923        236,215
          Other asset-backed securities.....................      44,353             621              85         44,889
                                                            --------------  -------------- --------------- --------------
                                                                $883,276         $24,632          $3,964       $903,944
                                                            ==============  ============== =============== ==============
     Held-to-maturity:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies...........      $9,989            $109             $10        $10,088
          Obligations of states and political subdivisions..       7,466              27               1          7,492
          Corporate securities..............................     143,375          12,357               8        155,724
          Mortgage-backed securities........................       2,662               -              12          2,650
                                                            --------------  -------------- --------------- --------------
                                                                $163,492         $12,493             $31       $175,954
                                                            ==============  ============== =============== ==============

(3)  Closed Block
Summarized condensed financial information of the closed block (in thousands) is as follows:

                                                                                             June 30,       December 31,
                                           Assets                                              1998              1997
                                           ------                                           -------------- --------------
Invested assets:
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost:  $206,933 and $202,869)            $215,707       $211,248
          Held-to-maturity, at amortized cost (fair value:  $50,705 and $52,224).........         47,088         48,838
                                                                                            -------------- --------------
                                                                                                 262,795        260,086
     Policy loans........................................................................         45,935         46,997
     Other invested assets, net..........................................................          2,693          2,694
                                                                                            -------------- --------------
Total invested assets....................................................................        311,423        309,777
Cash and cash equivalents................................................................          3,080            328
Accrued investment income................................................................          2,460          4,221
Deferred policy acquisition costs........................................................         11,385         12,233
Other assets.............................................................................          1,389            972
                                                                                            -------------- --------------
Total closed block assets................................................................       $329,737       $327,531
                                                                                            ============== ==============

                                                                                             June 30,       December 31,
                                        Liabilities                                            1998           1997
                                        -----------                                         -------------- --------------
Life future policy benefits...............................................................      $300,166       $301,495
Policyholder account balances for annuity contracts.......................................           873            868
Policy and contract claims................................................................           545            573
Other policyholder funds..................................................................        72,232         72,024
Dividends payable to policyholders........................................................         7,805          7,767
Deferred income taxes.....................................................................         3,071          2,932
Other liabilities.........................................................................           328            946
                                                                                            -------------- --------------
Total closed block liabilities............................................................      $385,020       $386,605
                                                                                            ============== ==============

Condensed statement of income for the closed block for the three and six months ended June 30 (in thousands):

                                                                          Three Months Ended           Six Months Ended
                                                                               June 30,                    June 30,
                                                                          1998           1997         1998        1997
                                                                      -------------   -----------  ----------- ------------
Revenues:
Insurance premiums and policyholder assessments, net of reinsurance...    $4,962        $5,142      $10,198      $10,673
Investment income, net................................................     5,328         5,291       10,961       11,011
Realized investment gains (losses) ...................................       620           280          631          218
Other income..........................................................         2            21            4           42
                                                                      -------------   -----------  ----------- ------------
Total revenues........................................................    10,912        10,734       21,794       21,944
                                                                      -------------   -----------  ----------- ------------

Policyholder benefits and expenses:
Total policyholder benefits...........................................     5,158         5,264       11,264       11,062
Policy acquisition costs..............................................       574           606        1,013        1,114
Other insurance operating expense.....................................     2,007         1,077        2,114        2,048
                                                                      -------------   -----------  ----------- ------------
Total benefits and expenses...........................................     7,739         6,947       14,391       14,224
Dividends to policyholders............................................     2,768         2,708        5,796        5,676
                                                                      -------------   -----------  ----------- ------------
Contribution from the closed block....................................      $405        $1,079       $1,607      $ 2,044
                                                                      =============   ===========  =========== ============

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

The excess of closed block liabilities over closed block assets as of June 30, 1998 represents the estimated future contribution from closed block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

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

(5)  Restricted common shares
Effective May 31, 1998, The Guarantee Life Companies Inc. acquired Westfield Life Insurance Company. As partial consideration, 371,402 shares of previously authorized, but unissued, common stock were issued. These shares have a restriction on transfer and are restricted from sale for a period of two years. They are also restricted for five years from sale to any party who owns two percent or more of Guarantee Life's issued and outstanding common stock at the time of transfer or who would own two percent or more after transfer. These shares also have restricted voting rights. For a period of five years all restricted shares of common stock will be voted in concurrence with the recommendation of the Board of Directors of Guarantee Life in matters submitted to the shareholders of Guarantee Life for vote or consent.


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

Operating Results for the Three and Six Months Ended June 30, 1998 and 1997

     As part of the conversion to a stock life insurance company in 1995, Guarantee Life Insurance Company established a Closed Block to provide for dividends on certain policies that were in force on December 26, 1995 (the "Effective Date"). After the Effective Date, the operating results from the Closed Block are reported on one line, Contribution from closed block, in the consolidated statements of income. The following table presents the consolidated results of operations combined with the results of operations of the Closed Block. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.


Combined Results of Operations
                                                                Three Months Ended               Six Months Ended
                                                                      June 30,                       June 30,
                                                             ------------------------        ------------------------
                                                                 1998            1997            1998            1997
                                                             --------        --------        --------        --------
Revenues:
     Premiums and policyholder assessments, net .....        $ 80,939        $ 61,306        $156,755        $117,286
     Investment income, net .........................          22,679          20,044          44,452          39,670
     Realized investment gains ......................           1,029             295           1,159             376
     Ceding commissions and other income ............           5,774           3,786          10,817           7,565
                                                             --------        --------        --------        --------
Total revenues ......................................         110,421          85,431         213,183         164,897

Benefits and expenses:
     Policyholder benefits, net of reinsurance ......          63,614          44,449         123,709          87,169
     Expenses .......................................          40,170          31,459          79,256          60,348
     Dividends to policyholders .....................           2,775           2,708           5,803           5,676
                                                             --------        --------        --------        --------
Total policyholder benefits, expenses ...............         106,559          78,616         208,768         153,193
                                                             --------        --------        --------        --------

Income from continuing operations before income taxes
                                                                3,862           6,815           4,415          11,704
Income taxes ........................................           1,352           2,421           1,545           4,162
                                                             --------        --------        --------        --------
 Net income from continuing operations ..............        $  2,510        $  4,394        $  2,870        $  7,542
                                                             ========        ========        ========        ========

Net income excluding realized gains .................        $  1,841        $  4,202        $  2,116        $  7,298
                                                             ========        ========        ========        ========

   Investment Income, Net. Net investment income increased $2.6 million or 13.2% and $4.8 million or 12.1% for the three and six month periods ended June 30, 1998 over 1997. This increase was caused by an increase of $334 million or 27.6% in invested assets from December 31, 1997 to June 30, 1998. The increase in invested assets is primarily due to the acquisition of Westfield Life Insurance Company on May 31, 1998.

Insurance Operations--Group

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments. Generally, SFAS 131 required that financial information be reported on the basis that is used internally for evaluating performance. Guarantee Life adopted SFAS 131 effective January 1, 1998, and comparative information for 1997 has been restated. Under 131, Guarantee Life defined the Group Insurance Business divisions, Employee Benefits Division (EBD) and Group Special Markets (GSM), as segments and will report their operations separately.

     EBD provides group non-medical (core products) including term life, accidental death and dismemberment, short-term disability, long-term disability, and dental; and voluntary (worksite marketed) core products. The Group Special Markets Division provides specialty medical products (specialty products) including excess loss insurance, medical reimbursement insurance for business executives, and core products.

     The following table sets forth Guarantee Life's group insurance underwriting income for the three and six months ended June 30, 1998 and 1997.

                                                                     Group Underwriting Income
                                                                    Three Months Ended June 30,
                                       ------------------------------------------------------------------------------------
                                                         1998                                         1997
                                       ---------------------------------------      ---------------------------------------
                                                                            (In thousands)
                                       Employee         Group                       Employee         Group
                                       Benefits        Special                      Benefits        Special
                                       Division        Markets         Total        Division        Markets         Total
                                       ---------      ---------      ---------      ---------      ---------      ---------
Gross insurance premiums .........     $  50,728      $  28,496      $  79,224      $  38,171      $  23,335      $  61,506
Ceded to reinsurers ..............        (1,359)       (15,635)       (16,994)        (1,105)       (11,929)       (13,034)
                                       ---------      ---------      ---------      ---------      ---------      ---------
Net premiums .....................        49,369         12,861         62,230         37,066         11,406         48,472
Ceding commissions ...............            66          4,952          5,018             --          3,625          3,625
                                       ---------      ---------      ---------      ---------      ---------      ---------
   Total net premiums and ceding
     commissions .................        49,435         17,813         67,248         37,066         15,031         52,097
                                       ---------      ---------      ---------      ---------      ---------      ---------

Gross policyholder benefits ......        38,257         19,609         57,866         25,556         13,067         38,623
Recoveries from reinsurers .......        (1,755)       (12,719)       (14,474)          (782)        (7,802)        (8,584)
                                       ---------      ---------      ---------      ---------      ---------      ---------
Net benefits .....................        36,502          6,890         43,392         24,774          5,265         30,039
Expenses .........................        18,290          8,830         27,120         14,836          7,425         22,261
                                       ---------      ---------      ---------      ---------      ---------      ---------
   Total net benefits and expenses        54,792         15,720         70,512         39,610         12,690         52,300
                                       ---------      ---------      ---------      ---------      ---------      ---------
Underwriting gain (loss) .........     $  (5,357)     $   2,093      $  (3,264)     $  (2,544)     $   2,341      $    (203)
                                       =========      =========      =========      =========      =========      =========


                                                                     Group Underwriting Income
                                                                    Three Months Ended June 30,
                                       ------------------------------------------------------------------------------------
                                                         1998                                         1997
                                       ---------------------------------------      ---------------------------------------
                                                                            (In thousands)
                                       Employee         Group                       Employee         Group
                                       Benefits        Special                      Benefits        Special
                                       Division        Markets         Total        Division        Markets        Total
                                       ---------      ---------      ---------      ---------      ---------      ---------
Gross insurance premiums .........     $  99,921      $  53,701      $ 153,622      $  72,018      $  43,449      $ 115,467
Ceded to reinsurers ..............        (2,489)       (29,164)       (31,653)        (1,497)       (22,442)       (23,939)
                                       ---------      ---------      ---------      ---------      ---------      ---------
Net premiums .....................        97,432         24,537        121,969         70,521         21,007         91,528
Ceding commissions ...............           104          9,460          9,564             --          7,351          7,351
                                       ---------      ---------      ---------      ---------      ---------      ---------
   Total net premiums and ceding
     commissions .................        97,536         33,997        131,533         70,521         28,358         98,879
                                       ---------      ---------      ---------      ---------      ---------      ---------

Gross policyholder benefits ......        72,781         37,600        110,381         47,459         25,300         72,759
Recoveries from reinsurers .......        (1,929)       (23,736)       (25,665)           586        (15,474)       (14,888)
                                       ---------      ---------      ---------      ---------      ---------      ---------
Net benefits .....................        70,852         13,864         84,716         48,045          9,826         57,871
Expenses .........................        38,336         17,120         55,456         28,618         14,266         42,884
                                       ---------      ---------      ---------      ---------      ---------      ---------
   Total net benefits and expenses       109,188         30,984        140,172         76,663         24,092        100,755
                                       ---------      ---------      ---------      ---------      ---------      ---------
Underwriting gain (loss) .........      $(11,652)        $3,013        $(8,639)       $(6,142)        $4,266        $(1,876)
                                       =========      =========      =========      =========      =========      =========

     Employee Benefits Division's net earned premiums increased $12.3 million or 33.2% for the second quarter of 1998 over 1997 and $26.9 million or 38.2% for the six months ended June 30. All EBD product lines experienced increased net earned premiums over 1997. The greatest increases in net earned premiums occurred in the dental, LTD and life product lines. Dental net earned premiums increased $7.3 million or 78.6% and $15.3 million or 88.2% for the three and six month periods ended June 30, 1998 over 1997. LTD net earned premiums increased $1.9 million or 22.1% and $4.7 million or 29.9% and life increased $1.8 million or 13.9% and $3.7 million or 14.4% for the second quarter of 1998 and the six month period ended June 30, 1998 over 1997, respectively.

     Group Special Markets Division's net premiums increased $1.5 million or 12.8% and $3.5 million or 16.8% for the three and six month periods ended June 30, 1998 over the corresponding periods in 1997. Excess Loss net earned premiums increased $912 thousand or 23.7% and $1.8 million or 23.7% for the second quarter of 1998 and the six month period ended June 30, 1998 over 1997.

     EBD net benefits increased $11.7 million or 47.3% and $22.8 million or 47.5% for the second quarter of 1998 and the six month period ended June 30, 1998 over 1997, respectively. This increase is caused by higher premium volume in all product lines and higher loss ratios in the LTD and dental lines. The higher loss ratrio experienced in LTD was due primarily to a one time adjustment for a reinsured block of business. LTD loss ratios are expected to return to historical levels in future periods. The dental loss ratio increased due primarily to an adjustment resulting from an actuarial claims study. Management believes this adjustment will result in more favorable loss ratios levels in future periods. Dental prices have been increased three times in the last twelve months and risk appraisal procedures have been adjusted to improve underwriting experience in the dental line. During the first six months of 1998, pricing was increased an average of 5% to 7% for all group renewals.

     GSM net benefits increased $1.6 million or 30.9% and $4.0 million or 41.1%, for the second quarter of 1998 and the six month period ended June 30, 1998 over 1997, respectively. This increase is due to higher premium volume in all product lines and higher loss ratios in the excess loss line. Excess loss pricing and risk management actions were taken during 1997 to improve underwriting experience.

     Employee Benefits Division expenses increased $3.5 million or 23.3% and $9.7 million or 34.0% for the second quarter of 1998 and the six month period ended June 30, 1998 over 1997, respectively . This increase was due partly to the increase in gross premium which directly impacts commissions, taxes, licenses, and fees. The increase is also due to higher general operating expenses associated with processing new business and the expansion of the Employee Benefits Division.

     Group Special Markets expenses increased $1.4 million or 18.9% and $2.9 million or 20.0% for the three and six month periods ended June 30, 1998 over the corresponding periods in 1997. This increase was due primarily to the increase in premium which directly impacts commissions, taxes, licenses, and fees.



Insurance Operations--Individual

     On December 23, 1997 Guarantee Life acquired PFG, Inc. PFG's wholly owned subsidiaries include AGL Life Assurance Company (AGL) and "Philadelphia Financial Group" which consists of Philadelphia Financial Group, Inc., PFG Distribution Company, Philadelphia Financial Group Agency of Ohio, Inc., PFG Insurance Agency of Texas, Inc., and Philadelphia Financial Insurance Agency of Massachusetts, Inc.

   Effective May 31, 1998, The Guarantee Life Companies Inc. acquired Westfield Life Insurance Company from Ohio Farmers Insurance Company. Westfield Life was acquired for a purchase price of $100 million in cash and Guarantee Life restricted stock. The acquisition increases Guarantee Life's Individual sales force by approximately 500 producing agents and adds nearly 87,000 policies, $280 million in policy reserves and $55 million in revenues to Guarantee Life's Individual insurance business. Guarantee Life accounted for its acquisition of Westfield Life Insurance Company using the purchase method. Westfield's results of operations are included in Guarantee Life's consolidated results beginning June 1, 1998.

     The following table sets forth the results of operations for Guarantee Life's individual insurance business for the three and six months ended June 30, 1998 and 1997.

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                     June 30,
                                                                       1998          1997            1998          1997
                                                                   -----------     ----------     -----------    ----------
                                                                         (In thousands)                (In thousands)
Revenues:
     Premiums and policyholder assessments, net of
     reinsurance premiums ....................................         $18,709         $12,834         $34,786       $25,759
      Investment income, net .................................          19,160          16,652          36,952        33,538
      Realized investment gains (losses) .....................             962             312             740           135
     Ceding commissions and other income .....................             756             123           1,253           215
                                                                   -----------     -----------    ------------   -----------
 Total revenues ..............................................          39,587          29,921          73,731        59,647

Policyholder benefits and expenses:
     Policyholder benefits, net of reinsurance ...............          20,221          14,410          38,992        29,299
     Expenses ................................................          11,272           8,774          21,296        16,476
     Dividends to policyholders ..............................           2,775           2,708           5,803         5,676
                                                                   -----------     -----------    ------------   -----------
Total policyholder benefits, expenses and dividends ..........          34,268          25,892          66,091        51,451
                                                                   -----------     -----------    ------------   -----------
Income from continuing operations before income taxes ........         $ 5,319         $ 4,029         $ 7,640       $ 8,196
                                                                   ===========     ===========    ============   ===========

     Net premiums and policyholder assessments increased $5.9 million or 45.8% and $9.0 million, or 35.0% for the second quarter of 1998 and the six months ended June 30 compared to the same periods in 1997. PFG contributed $5.1 million and $9.9 million for the quarter and six months ended June 30, 1998 while Westfield Life contributed $2.4 million for the three and six months ended June 30, 1998.

     Total individual policyholder benefits increased $5.8 million or 40.3% and $9.7 million or 33.1% for the three and six month periods ending June 30, 1998 over 1997. This increase is due to higher than expected mortality in the traditional and universal lines as well as the inclusion of PFG and Westfield in 1998. PFG's policyholder benefits were $2.6 million and $5.6 million for the quarter and six months ended June 30, 1998 while Westfield Life's were $2.6 million for the three and six months ended June 30, 1998. Interest credited on policyholder account balances increased $1.8 million or 25.6% and $3.2 million or 22.5% for the second quarter and six months ended June 30, 1998 over 1997. This increase was due primarily to the inclusion of PFG and Westfield . Average crediting rates did not change significantly during these periods.

     Total individual expenses increased $2.5 million or 28.5% and $4.8 million or 29.3% for the three and six month periods ending June 30, 1998 over 1997. This increase relates primarily to operating expenses incurred by PFG and Westfield Life in the first six months of 1998.

     Policyholder dividends increased only slightly during the first six months of 1998, reflecting an unchanged dividend scale applied to increasing policy account values.

Liquidity and Capital Resources
     The Holding Company's ability to pay dividends to its stockholders and meet its obligations, including debt service and operating expenses, depends primarily upon receiving sufficient funds from its subsidiaries. The payment of dividends by Guarantee Life Insurance, AGL, and Westfield Life Insurance Company are subject to restrictions set forth in the insurance laws and regulations of Nebraska, Pennsylvania and Ohio. Under state law, Guarantee Life Insurance, AGL and Westfield may pay, within a twelve-month period, dividends only from the earned surplus arising from its business and must receive the prior approval of the state departments to pay a dividend if such dividend would exceed the greater of (i) 10% of statutory capital and surplus as of the preceding year end and (ii) the net gain from operations for the previous calendar year. State law gives the broad discretion to disapprove requests for dividends in excess of these limits. Guarantee Life Insurance cannot declare additional dividends in 1998 without permission from the Nebraska Department of Insurance. AGL may pay $2.4 million in 1998 without obtaining approval from the Pennsylvania Department of Insurance. Westfield Life Insurance cannot declare additional dividends in 1998 without permission from the Ohio Department of Insurance.

     Guarantee Life increased its outstanding long term debt $85 million to $125 million in conjunction with the acquisition of Westfield Life Insurance Company effective May 31, 1998. Guarantee Life replaced its previous $50 million credit agreement with Senior Secured Credit Facilities in an aggregate principal amount of $140 million. The Facilities consist of a six-year

Senior Secured Term Loan up to $90 million and a Senior Secured Revolving Credit Facility with a term of five years up to $50 million.

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

     Historically, Guarantee Life has generated positive cash flow from operating activities and used these funds to purchase fixed maturity securities or other invested assets. The Company experienced negative cashflow from operations during the six months ended June 30, 1998 due primarily to lower earnings and higher loss ratios.

     Changes in interest rates have not had a significant impact on Guarantee Life's net income in the three and six months ended June 30, 1998.

Year 2000 Issues
     Guarantee Life is working to complete programming efforts for the Year 2000 related projects during 1998, with final certification testing occurring in 1999. Guarantee Life's focus is not only on its internal systems, but also upon the compliance of its key business partners, vendors and other suppliers. Management believes that the redeployment of Company resources will not adversely impact new product or software development. Through June 30, 1998, approximately $1.4 million was incurred on Year 2000 projects. The total cost of Year 2000 compliance is estimated to total approximately $3.8 million through 1999.

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

     In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which will be implemented on January 1, 2000, and included in Guarantee Life's December 31, 2000 financial statements. Statement No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure them at fair value. The accounting for changes in the fair value of a derivative will be determined by the intended use of the deriviative. Guarantee Life has not yet determined what impact Statement 133 will have on its earnings per share.

Part II Other Information
     ITEMS 1and 3 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
     In conjunction with the purchase of Westfield Life Insurance Company effective May 31, 1998, Guarantee Life Insurance issued 371,402 shares of previously authorized but unissued shares of common stock. These securities have not been registered under the Securities Act of 1933 or any state securities laws.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 14, 1998. One matter was voted upon at the Annual Meeting, and the results are shown below.

         Election of Directors.  The following directors were re-elected:
         ---------------------
                                                     Withhold
                                                     Authority to
                                                     Vote For
            Director                  For            Nominee           Term
            --------                  ---            -------           ----

            Robert D. Bates           5,273,973      40,274            3 years
            Theodore C. Cooley        5,279,388      34,859            3 years

            Bernard W. Reznicek       5,280,381      33,866            3 years
            Janice D. Stoney          5,273,462      40,785            3 years

         Directors whose terms of office continued after the Annual Meeting:

                                   C. R. Bob Bell
                                  John R. Cochran
                                Lee M. Gammill, Jr.
                                 Thomas T. Hacking
                                 James M. McClymond
                                  A. J. Scribante
                                William F. Welsh II

         ITEM 5  OTHER INFORMATION

          The proxy for the 1999 annual meeting of shareholders will confer on the proxy holders discretionary authority to vote on any matter proposed by any shareholder for consideration at the meeting if the Company did not receive written notice of the matter from the proponent on or before April 9, 1999. The notice must be submitted in writing and mailed by certified mail to the Secretary of The Guarantee Life Companies Inc., Guarantee Centre, 8801 Indian Hills Drive, Omaha, Nebraska 68114.


     ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are being filed pursuant to Item 6(a) of Form 10-Q.

          2 Stock Purchase Agreement among The Guarantee Life Companies Inc., Ohio Farmers Insurance Company and Westfield Life Insurance Company dated as of March 19, 1998

          10 Credit Agreement by and between The Guarantee Life Companies Inc., Guarantee Life Insurance Company, The Chase Manhattan Bank, Credit Lyonnais New York Branch, Deutsch Bank AG, New York and/or Cayman Island Branches, FirstMerit Bank, N.A., First National Bank of Chicago, First National Bank of Omaha, First Union National Bank, Fleet National Bank, Norwest Bank Nebraska, N.A., State Street Bank and Trust Company and SunTrust Bank dated as of May 28, 1998.

          27   Financial Data Schedule


          ---------------------------------------------------

          (1) Incorporated by reference to Registrant's Form 8-K dated March 19, 1998 (Commission File 0-26788).

          (2) Incorporated by reference as an exhibit to Registrant's Form 8-K filed June 12, 1998 (Commission File 0-26788).



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE GUARANTEE LIFE COMPANIES INC.

Date: August 14, 1998                     /s/ WILLIAM L. BAUHARD
                                          ---------------------------------
                                              William L. Bauhard
                               Senior Vice President and Chief Financial Officer
                                          (Principal Financial Officer)