Form 10-Q
period 1998-09-30
GUARANTEE LIFE COMPANIES INC
filed 1998-11-13
CIK 946149

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                            -----------------------
                                   FORM 10-Q
                            -----------------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                                      or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934



For the quarter ended September 30, 1998         Commission File Number  0-26788




                       THE GUARANTEE LIFE COMPANIES INC.
          (Exact Name of the Registrant as Specified in its Charter)




           Delaware                               47-0785066
  (State of Incorporation)           (I.R.S. Employer Identification Number)



                 8801 Indian Hills Drive, Omaha, Nebraska 68114
                    (Address of Principal Executive Offices)



                  Registrant's telephone number: (402) 361-7300



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

      Shares of common stock outstanding as of October 30, 1998: 9,219,467


================================================================================

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                      September 30,    December 31,
                                           Assets                                                         1998             1997
                                           ------                                                      -----------      -----------
Invested assets:                                                                                      (unaudited)
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost: $883,949 and $566,544) ..............     $   915,845      $   582,700
          Held-to-maturity, at amortized cost (fair value: $162,261 and $184,480) ................         147,810          172,167
                                                                                                       -----------      -----------
                                                                                                         1,063,655          754,867

     Equity securities, at fair value (cost: $16,981 and $2,735) .................................          17,711            3,735
     Mortgage loans, net .........................................................................          98,868           85,849
     Policy loans ................................................................................          31,765           21,657
     Investment real estate, net .................................................................           3,244            3,394
     Other invested assets, net ..................................................................          50,967           32,212
     Closed block invested assets ................................................................         312,282          309,777
                                                                                                       -----------      -----------
Total invested assets ............................................................................       1,578,492        1,211,491

Cash and cash equivalents ........................................................................          21,764            8,608
Accrued investment income ........................................................................          15,732           12,415
Recoverable from reinsurers ......................................................................          99,611           82,568
Accounts receivable, net .........................................................................          15,306           19,805
Deferred policy acquisition costs ................................................................         147,481          102,696
Property, plant and equipment, net ...............................................................          19,271           19,427
Other assets .....................................................................................          17,693           11,572
Closed block other assets ........................................................................          17,157           17,754
Separate account assets ..........................................................................          45,289           32,697
                                                                                                       -----------      -----------
Total assets .....................................................................................     $ 1,977,796      $ 1,519,033
                                                                                                       ===========      ===========

                            Liabilities and Shareholders' Equity
                            ------------------------------------
Future policy benefits ...........................................................................     $   176,229      $   143,048
Policyholder account balances ....................................................................         794,214          542,038
Policy and contract claims .......................................................................          64,877           53,607
Other policyholder funds .........................................................................          41,942           20,754
Unearned premium revenue .........................................................................          13,596           11,866
Payable to reinsurers ............................................................................           9,293            6,938
Notes payable ....................................................................................         130,000           40,000
Other liabilities ................................................................................          56,830           51,284
Closed block liabilities .........................................................................         385,755          386,606
Discontinued operations, net .....................................................................          21,911           20,997
Separate account liabilities .....................................................................          45,289           32,697
                                                                                                       -----------      -----------
Total liabilities ................................................................................       1,739,936        1,309,835
                                                                                                       -----------      -----------

Shareholders' equity:
     Common stock $0.01 par value; 30,000,000 shares authorized, 10,315,785 shares
        issued at September 30, 1998 and 9,944,383 shares issued at December 31, 1997 ............             103               99
     Additional paid-in capital ..................................................................         201,108          191,123
     Treasury stock, at cost (1,096,318 shares at September 30, 1998 and 1,017,524 shares at
        December 31, 1997) .......................................................................         (24,991)         (22,512)
     Retained earnings ...........................................................................          31,306           27,463
     Accumulated other comprehensive income ......................................................          30,334           13,025
                                                                                                       -----------      -----------
Total shareholders' equity .......................................................................         237,860          209,198
Commitments and contingencies ....................................................................               -                -
                                                                                                       -----------      -----------
Total liabilities and shareholders' equity .......................................................     $ 1,977,796      $ 1,519,033
                                                                                                       ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)
                                   (unaudited)

                                                                         Three Months Ended                  Nine Months Ended
                                                                             September 30,                      September 30,
                                                                     ----------------------------      ----------------------------
                                                                        1998             1997             1998             1997
                                                                     -----------      -----------      -----------      -----------
Revenues:
Direct and assumed premiums and policyholder assessments .......     $   110,629      $    73,116      $   295,035      $   206,508
Reinsurance premiums ...........................................         (19,574)         (13,716)         (57,491)         (40,495)
                                                                     -----------      -----------      -----------      -----------
Net premiums and policyholder assessments ......................          91,055           59,400          237,544          166,013

Investment income, net .........................................          20,892           14,553           54,387           43,212
Realized investment gains ......................................             985              774            1,501              933
Ceding commissions and other income ............................           5,631            3,759           16,508           11,282
Contribution from Closed Block .................................           1,827            1,378            3,434            3,424
                                                                     -----------      -----------      -----------      -----------
Total revenues .................................................         120,390           79,864          313,374          224,864
                                                                     -----------      -----------      -----------      -----------
Policyholder benefits:
Direct and assumed benefits ....................................          94,256           52,301          236,610          145,284
Reinsurance recoveries .........................................         (20,234)          (9,175)         (50,132)         (26,050)
                                                                     -----------      -----------      -----------      -----------
Net policyholder benefits ......................................          74,022           43,126          186,478          119,234
                                                                     -----------      -----------      -----------      -----------
Expenses:
Policy acquisition costs .......................................          22,576           14,199           58,288           41,453
Other insurance operating expense ..............................          19,346           15,176           59,742           45,107
                                                                     -----------      -----------      -----------      -----------
Total expenses .................................................          41,922           29,375          118,030           86,560
                                                                     -----------      -----------      -----------      -----------

Income from continuing operations before income taxes ..........           4,446            7,363            8,866           19,070
                                                                     -----------      -----------      -----------      -----------
Income tax expense .............................................           1,556            2,585            3,103            6,747
                                                                     -----------      -----------      -----------      -----------
Net income from continuing operations ..........................           2,890            4,778            5,763           12,323
                                                                     -----------      -----------      -----------      -----------
Net income (loss) from discontinued operations .................              (8)             (59)             (37)             (59)
                                                                     -----------      -----------      -----------      -----------
Net income .....................................................     $     2,882      $     4,719      $     5,726      $    12,264
                                                                     ===========      ===========      ===========      ===========
Basic Earnings per share:
     Weighted average shares outstanding .......................       9,219,303        9,197,434        9,011,663        9,592,692
                                                                     ===========      ===========      ===========      ===========
     Net income from continuing operations .....................     $      0.31      $      0.52      $      0.64      $      1.28
                                                                     ===========      ===========      ===========      ===========
     Net income (loss) from discontinued operations ............              --      $     (0.01)              --      $     (0.01)
                                                                     ===========      ===========      ===========      ===========
     Net income ................................................     $      0.31      $      0.51      $      0.64      $      1.27
                                                                     ===========      ===========      ===========      ===========
Diluted Earnings per share:
     Weighted average shares outstanding .......................       9,366,388        9,519,258        9,238,871        9,791,723
                                                                     ===========      ===========      ===========      ===========
     Net income from continuing operations .....................     $      0.31      $      0.50      $      0.62      $      1.26
                                                                     ===========      ===========      ===========      ===========
     Net income (loss) from discontinued operations ............              --      $     (0.01)              --      $     (0.01)
                                                                     ===========      ===========      ===========      ===========
     Net income ................................................     $      0.31      $      0.49      $      0.62      $      1.25
                                                                     ===========      ===========      ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                                                    Three Months Ended           Nine Months Ended
                                                                                       September 30,                September 30,
                                                                                   ---------------------       ---------------------
                                                                                    1998          1997          1998          1997
                                                                                   -------       -------       -------       -------
Net income .................................................................       $ 2,882       $ 4,719       $ 5,726       $12,264
Other comprehensive income, net of tax:
     Unrealized appreciation of invested assets ............................        15,344         8,121        18,810         4,398
     Less reclassification adjustment for gains included in net income .....           985           774         1,501           933
                                                                                   -------       -------       -------       -------
                                                                                    14,359         7,347        17,309         3,465
                                                                                   -------       -------       -------       -------
Comprehensive income........................................................       $17,241       $12,066       $23,035       $15,729
                                                                                   =======       =======       =======       =======


     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                   --------------------------------
                                                                                                     1998                    1997
                                                                                                   ---------              ---------
Net cash provided by operating activities ............................................             $   6,719              $   3,464
                                                                                                   ---------              ---------
Cash flows from investing activities:
   Purchase of fixed maturities ......................................................              (210,376)              (168,911)
   Maturities, calls and principal reductions of fixed maturities ....................               248,961                186,196
   Purchase of mortgage loans ........................................................               (18,460)               (15,286)
   Proceeds from repayment of mortgage loans .........................................                 4,577                  3,940
   Change in closed block invested assets ............................................                   780                 (6,111)
   Change in short term invested assets ..............................................               (11,762)                (3,136)
   Payment for purchase of Westfield Life Insurance Company, net .....................               (90,863)                    --
   Other, net ........................................................................                (3,185)                 2,714
                                                                                                   ---------              ---------
     Net cash (used) by investing activities .........................................               (80,328)                  (594)
                                                                                                   ---------              ---------
Cash flows from financing activities:
   Deposits to policyholder account balances .........................................                55,952                 54,088
   Withdrawals from policyholder account balances ....................................               (54,153)               (40,521)
   Purchase of Treasury Stock ........................................................                (3,150)               (14,694)
   Shareholder dividends .............................................................                (1,884)                (1,791)
   Repayment of long term debt .......................................................               (40,000)                    --
   Proceeds from issuance of long term debt ..........................................               130,000                     --
                                                                                                   ---------              ---------
     Net cash provided (used) by financing activities ................................                86,765                 (2,918)
                                                                                                   ---------              ---------
Net increase (decrease) in cash and cash equivalents .................................                13,156                    (48)
Cash and cash equivalents at beginning of period .....................................                 8,608                  2,079
                                                                                                   ---------              ---------
Cash and cash equivalents at end of period ...........................................             $  21,764              $   2,031
                                                                                                   =========              =========


     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997

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

     Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1997, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1997.

(2)  Investments
     Fixed maturities at September 30, 1998 (in thousands) are as follows:

                                                                                               Gross          Gross        Estimated
                                                                              Amortized      Unrealized     Unrealized       Fair
                                                                                 Cost           Gains         Losses         Value
                                                                              ---------      ----------     ----------     ---------
     Available-for-sale:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies ......................       $153,637       $  5,360       $    106       $158,891
          Obligations of states and political subdivisions .............         13,077          1,452             --         14,529
          Debt securities issued by foreign governments ................         13,905          1,243             --         15,148
          Corporate securities .........................................        447,300         23,656          6,380        464,576
          Mortgage-backed securities ...................................        212,614          6,152          1,115        217,651
          Other asset-backed securities ................................         43,416          1,671             37         45,050
                                                                               --------       --------       --------       --------
                                                                               $883,949       $ 39,534       $  7,638       $915,845
                                                                               ========       ========       ========       ========
     Held-to-maturity:
          U.S. Treasury securities and obligations of U.S.
             Government corporations and agencies ......................       $  5,360       $    202             --       $  5,562
          Obligations of states and political subdivisions .............          7,783            829             --          8,612
          Corporate securities .........................................        132,008         13,624             --        145,632
          Mortgage-backed securities ...................................          2,659             --            204          2,455
                                                                               --------       --------       --------       --------
                                                                               $147,810       $ 14,655       $    204       $162,261
                                                                               ========       ========       ========       ========

(3)  Closed Block
      Summarized condensed financial information of the closed block (in thousands) is as follows:

                                                                                                        September 30,   December 31,
                                           Assets                                                           1998           1997
                                           ------                                                       -------------   ------------
Invested assets:
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost:  $204,220 and $202,869) ...............       $217,653       $211,248
          Held-to-maturity, at amortized cost (fair value:  $50,584 and $52,224) ...................         45,994         48,838
                                                                                                        -------------   ------------
                                                                                                            263,647        260,086
     Policy loans ..................................................................................         45,942         46,997
     Other invested assets, net ....................................................................          2,693          2,694
                                                                                                        -------------   ------------
Total invested assets ..............................................................................        312,282        309,777
Cash and cash equivalents ..........................................................................          2,075            328
Accrued investment income ..........................................................................          2,798          4,221
Deferred policy acquisition costs ..................................................................         10,915         12,233
Other assets .......................................................................................          1,369            972
                                                                                                        -------------   ------------
Total closed block assets ..........................................................................       $329,439       $327,531
                                                                                                        =============   ============

                                                                                                   September 30,      December 31,
                                        Liabilities                                                    1998                1997
                                        -----------                                                -------------      -------------
Life future policy benefits ..........................................................                 $299,367           $301,495
Policyholder account balances for annuity contracts ..................................                      890                868
Policy and contract claims ...........................................................                      494                573
Other policyholder funds .............................................................                   71,810             72,024
Dividends payable to policyholders ...................................................                    7,278              7,767
Deferred income taxes ................................................................                    4,701              2,932
Other liabilities ....................................................................                    1,215                946
                                                                                                   -------------      -------------
Total closed block liabilities .......................................................                 $385,755           $386,605
                                                                                                   =============      =============

     Condensed statement of income for the closed block for the three and nine months ended September 30, 1998 and 1997, respectively (in thousands):

                                                                                Three Months Ended              Nine Months Ended
                                                                                   September 30,                   September 30,
                                                                              -----------------------        -----------------------
                                                                                1998           1997            1998           1997
                                                                              --------       --------        --------       --------
Revenues:
Insurance premiums and policyholder assessments, net of reinsurance ...       $  4,938       $  5,159        $ 15,136       $ 15,832
Investment income, net ................................................          5,512          5,641          16,473         16,652
Realized investment gains (losses) ....................................             32            (97)            663            121
Other income ..........................................................              1              3               5             46
                                                                              --------       --------        --------       --------
Total revenues ........................................................         10,483         10,706          32,277         32,651
                                                                              --------       --------        --------       --------

Policyholder benefits and expenses:
Total policyholder benefits ...........................................          4,899          5,210          16,163         16,272
Policy acquisition costs ..............................................            543            500           1,556          1,614
Other insurance operating expense .....................................          1,072            966           3,186          3,013
                                                                              --------       --------        --------       --------
Total benefits and expenses ...........................................          6,514          6,676          20,905         20,899
Dividends to policyholders ............................................          2,142          2,652           7,938          8,328
                                                                              --------       --------        --------       --------
Contribution from the closed block ....................................       $  1,827       $  1,378        $  3,434       $  3,424
                                                                              ========       ========        ========       ========

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

     The excess of closed block liabilities over closed block assets as of September 30, 1998 represents the estimated future contribution from closed block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

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

Operating  Results for the Three and Nine Months  Ended  September  30, 1998 and
1997

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

     The Company's third quarter results included a $675,000 charge, pre-tax, for reorganization expenses. The one-time expense consisted of employee separation costs incurred as part of a reorganization made during September, 1998. Employee separation costs include severance payments, health care coverage and postemployment outplacement services. The reorganization was a result of continuing efforts to increase efficiencies and decrease operating expenses.

Combined Results of Operations (in thousands)


                                                                                Three Months Ended             Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                            ------------------------        ------------------------
                                                                              1998            1997            1998            1997
                                                                            --------        --------        --------        --------
Revenues:
     Premiums and policyholder assessments, net ....................        $ 95,993        $ 64,559         252,680        $181,845
     Investment income, net ........................................          26,404          20,194          70,860          59,864
     Realized investment gains .....................................           1,017             677           2,164           1,054
     Ceding commissions and other income ...........................           5,632           3,762          16,513          11,328
                                                                            --------        --------        --------        --------
Total revenues .....................................................         129,046          89,192         342,217         254,091

Benefits and expenses:
     Policyholder benefits, net of reinsurance .....................          78,921          48,336         202,641         135,506
     Expenses ......................................................          43,531          30,841         122,759          91,187
     Dividends to policyholders ....................................           2,148           2,652           7,951           8,328
                                                                            --------        --------        --------        --------
Total policyholder benefits, expenses ..............................         124,600          81,829         333,351         235,021
                                                                            --------        --------        --------        --------

Income from continuing operations before income taxes ..............           4,446           7,363           8,866          19,070
Income taxes .......................................................           1,556           2,585           3,103           6,747
                                                                            --------        --------        --------        --------
Net income from continuing operations ..............................        $  2,890        $  4,778           5,763        $ 12,323
                                                                            ========        ========        ========        ========

Net income excluding realized gains ................................        $  2,229        $  4,337        $  4,356          11,637
                                                                            ========        ========        ========        ========

   Investment Income, Net. Net investment income increased $6.2 million or 30.8% and $11.0 million or 18.4% for the three and nine month periods ended September 30, 1998 over 1997. This increase was caused by an increase of $367 million or 30.3% in invested assets from December 31, 1997 to September 30, 1998. The increase in invested assets is primarily due to the acquisition of Westfield Life Insurance Company on May 31, 1998.

Insurance Operations--Employee Benefits Division and Group Special Markets

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

     The following table sets forth Guarantee Life's group insurance underwriting income for the three and nine months ended September 30, 1998 and 1997.

                                                                          Group Underwriting Income
                                                                       Three Months Ended September 30,
                                              -----------------------------------------------------------------------------
                                                              1998                                       1997
                                              ------------------------------------      ------------------------------------
                                                                               (In thousands)
                                              Employee        Group                     Employee        Group
                                              Benefits       Special                    Benefits       Special
                                              Division       Markets       Total        Division       Markets       Total
Gross insurance premiums .................    $ 52,808      $ 34,905      $ 87,713      $ 41,101      $ 22,842      $ 63,943
Ceded to reinsurers ......................      (1,189)      (14,336)      (15,525)         (830)      (11,378)      (12,208)
                                              --------      --------      --------      --------      --------      --------
Net premiums .............................      51,619        20,569        72,188        40,271        11,464        51,735
Ceding commissions .......................          43         5,025         5,068            18         3,614         3,632
                                              --------      --------      --------      --------      --------      --------
   Total net premiums and ceding
     commissions .........................      51,662        25,594        77,256        40,289        15,078        55,367
                                              --------      --------      --------      --------      --------      --------

Gross policyholder benefits ..............      41,499        28,059        69,558        28,530        12,786        41,316
Recoveries from reinsurers ...............        (961)      (14,399)      (15,360)         (921)       (7,275)       (8,196)
                                              --------      --------      --------      --------      --------      --------
Net benefits .............................      40,538        13,660        54,198        27,609         5,511        33,120
Expenses .................................      17,873        11,784        29,657        15,276         7,677        22,953
                                              --------      --------      --------      --------      --------      --------
   Total net benefits and expenses .......      58,411        25,444        83,855        42,885        13,188        56,073
                                              --------      --------      --------      --------      --------      --------
Underwriting gain (loss) .................    $ (6,749)     $    150      $ (6,599)     $ (2,596)     $  1,890      $   (706)
                                              ========      ========      ========      ========      ========      ========


                                                                        Group Underwriting Income
                                                                      Nine Months Ended September 30,
                                               --------------------------------------------------------------------------------
                                                              1998                                       1997
                                               --------------------------------------    --------------------------------------
                                                                              (In thousands)
                                               Employee        Group                      Employee       Group
                                               Benefits       Special                     Benefits      Special
                                               Division       Markets       Total         Division      Markets        Total
Gross insurance premiums ...................   $ 152,731     $  88,606     $ 241,337     $ 113,118     $  66,291     $ 179,409
Ceded to reinsurers ........................      (3,689)      (43,500)      (47,189)       (2,327)      (33,820)      (36,147)
                                               ---------     ---------     ---------     ---------     ---------     ---------
Net premiums ...............................     149,042        45,106       194,148       110,791        32,471       143,262
Ceding commissions .........................         155        14,485        14,640            18        10,965        10,983
                                               ---------     ---------     ---------     ---------     ---------     ---------
   Total net premiums and ceding
     commissions ...........................     149,197        59,591       208,788       110,809        43,436       154,245
                                               ---------     ---------     ---------     ---------     ---------     ---------

Gross policyholder benefits ................     114,291        65,659       179,950        75,989        38,086       114,075
Recoveries from reinsurers .................      (2,890)      (38,135)      (41,025)         (335)      (22,750)      (23,085)
                                               ---------     ---------     ---------     ---------     ---------     ---------
Net benefits ...............................     111,401        27,524       138,925        75,654        15,336        90,990
Expenses ...................................      56,211        28,904        85,115        43,894        21,943        65,837
                                               ---------     ---------     ---------     ---------     ---------     ---------
   Total net benefits and expenses .........     167,612        56,428       224,040       119,548        37,279       156,827
                                               ---------     ---------     ---------     ---------     ---------     ---------
Underwriting gain (loss) ...................   $ (18,415)    $   3,163     $ (15,252)    $  (8,739)    $   6,157     $  (2,582)
                                               =========     =========     =========     =========     =========     =========

   Insurance Operations--Employee Benefits Division

     EBD's net earned premiums increased $11.3 million or 28.2% for the three months and $38.3 million or 34.5% for the nine months ended September 30, 1998 over 1997. All EBD product lines experienced increased net earned premiums over 1997. The greatest increases in net earned premiums occurred in the dental, LTD and life product lines. Dental net earned premiums increased $5.6 million or 48.0% and $20.9 million or 71.9% for the three and nine month periods ended September 30, 1998 over 1997. LTD net earned premiums increased $3.3 million or 39.2% and $8.0 million or 33.1% and life increased $1.3 million or 9.7% and $5.1 million or 12.8% for the third quarter of 1998 and the nine month period ended September 30, 1998 over 1997, respectively.

     EBD net benefits increased $12.9 million or 46.8% and $35.7 million or 47.3% for the third quarter of 1998 and the nine month period ended September 30, 1998 over 1997, respectively. This increase is caused by higher premium volume in all product lines and an increase in the incidence of large claims in the life product line. In order to improve dental losses, dental prices have been increased three times in the last two years and risk appraisal procedures have been adjusted to improve underwriting experience in the dental line. During the first nine months of 1998, pricing was increased an average of 5% to 7% for all group renewals.

     EBD expenses increased $2.6 million or 17.0% and $12.3 million or 28.1% for the third quarter of 1998 and the nine month period ended September 30, 1998 over 1997, respectively. This increase was due partly to the increase in gross premium which directly impacts commissions, taxes, licenses, and fees. The increase is also due to higher general operating expenses associated with processing new business and the expansion of the Employee Benefits Division.

   Insurance Operations--Group Special Markets

     Effective October 22, 1997 Guarantee Life Insurance entered into an agreement to coinsure and administer a discontinued block of business consisting of lines of stop-loss insurance, group term life, and accidental death and dismemberment from EBPLife. The agreement effectively caused Guarantee Life Insurance to reinsure one hundred percent of the business, and administer premium collections and benefit payments for which Guarantee would receive a nominal administration fee. For the nine months ended September 30, 1998, EBPLife contributed $7.6 million in net premiums, $5.0 million in net policyholder benefits and $2.5 million in expenses. Because this business is in runoff mode, EBPLife is excluded from the operational comparison for Group Special Markets discussed below.

     GSM net premiums increased $1.5 million or 12.9% and $5.0 million or 15.4% for the three and nine month periods ended September 30, 1998 over the corresponding periods in 1997. Excess loss net earned premiums increased $1.5 million or 38.3% and $3.2 million or 28.6% for the third quarter of 1998 and the nine month period ended September 30, 1998 over 1997.

     GSM net benefits increased $3.1 million or 56.6% and $7.2 million or 46.7%, for the third quarter of 1998 and the nine month period ended September 30, 1998 over 1997, respectively. This increase is due to higher premium volume in all product lines and higher loss ratios in the excess loss line. Excess loss pricing and risk management actions were taken during 1997 to improve underwriting experience.

     GSM expenses increased $1.6 million or 20.9% and $4.5 million or 20.3% for the three and nine month periods ended September 30, 1998 over the corresponding periods in 1997. This increase was due primarily to the increase in premium which directly impacts commissions, taxes, licenses, and fees.

     Effective September 1, 1998, Guarantee Life entered into a new reinsurance arrangement with a consortium of reinsurers for its excess loss insurance program. Under the new arrangement, Guarantee Life will increase its retention from 30% on the first $250,000 to 30% on the first $300,000 of eligible expenses per claim with 100% reinsurance coverage on expenses in excess of that amount.

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

     The following table sets forth the results of operations for Guarantee Life's individual insurance business for the three and nine months ended September 30, 1998 and 1997.

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                 September 30,
                                                                          -------------                 -------------
                                                                       1998           1997           1998           1997
                                                                     --------       --------       --------       --------
                                                                         (In thousands)                (In thousands)
Revenues:
     Premiums and policyholder assessments, net of
     reinsurance premiums ......................................     $ 23,805       $ 12,824       $ 58,532       $ 38,583

     Investment income, net ....................................       22,589         16,901         59,541         50,439
     Realized investment gains (losses) ........................          911            576          1,640            711
      Ceding commissions and other income ......................          564            130          1,873            345
                                                                     --------       --------       --------       --------
Total revenues .................................................       47,869         30,431        121,586         90,078

Policyholder benefits and expenses:
     Policyholder benefits, net of reinsurance .................       24,723         15,217         63,715         44,516
     Expenses ..................................................       12,578          7,649         33,845         24,124
     Dividends to policyholders ................................        2,148          2,652          7,951          8,328
                                                                     --------       --------       --------       --------
Total policyholder benefits, expenses and dividends ............       39,449         25,518        105,511         76,968
                                                                     ========       ========       ========       ========
Income from continuing operations before income taxes ..........     $  8,420       $  4,913         16,075       $ 13,110
                                                                     ========       ========       ========       ========

     Net premiums and policyholder assessments increased $11.0 million or 85.6% and $19.9 million, or 51.7% for the third quarter of 1998 and the nine months ended September 30 compared to the same periods in 1997. PFG contributed $3.1 million and $9.6 million for the quarter and nine months ended September 30, 1998 while Westfield Life contributed $7.3 million and $9.7 million for the three and nine months ended September 30, 1998.

     Total individual policyholder benefits increased $9.5 million or 62.5% and $19.2 million or 43.1% for the three and nine month periods ending September 30, 1998 over 1997. The increase for the third quarter is due primarily to the addition of PFG and Westfield. The increase experienced in the nine months ended September 30, 1998 is due to higher than expected mortality in the traditional and universal lines as well as the inclusion of PFG and Westfield in 1998. PFG's policyholder benefits were $2.3 million and $7.8 million for the quarter and nine months ended September 30, 1998 while Westfield Life's were $6.8 million and $9.5 million for the three and nine months ended September 30, 1998. Interest credited on policyholder account balances increased $4.6 million or 65.6% and $7.7 million or 36.7% for the third quarter and nine months ended September 30, 1998 over 1997. This increase was due primarily to the inclusion of PFG and Westfield. Average crediting rates did not change significantly during these periods.

     Total individual expenses increased $4.9 million or 64.4% and $9.7 million or 40.3% for the three and nine month periods ending September 30, 1998 over 1997. This increase relates primarily to insurance operating expenses incurred by PFG and Westfield Life in the first nine months of 1998.

     Policyholder dividends decreased $380 thousand during the first nine months of 1998 compared to the corresponding period in 1997, reflecting a reduced dividend scale due to lower earned investment income on related invested assets.

Liquidity and Capital Resources

     The Holding Company's ability to pay dividends to its stockholders and meet its obligations, including debt service and operating expenses, depends primarily upon receiving sufficient funds from its subsidiaries. The payment of dividends by Guarantee Life, AGL, and Westfield Life are subject to restrictions set forth in the insurance laws and regulations of Nebraska and Pennsylvania. Under state law, Guarantee Life, AGL and Westfield Life may pay, within a twelve-month period, dividends only from the earned surplus arising from its business and must receive the prior approval of the state departments to pay a dividend if such dividend would exceed the greater of (i) 10% of statutory capital and surplus as of the preceding year end and (ii) the net gain from operations for the previous calendar year. State law gives the broad discretion to disapprove requests for dividends in excess of these limits. Guarantee Life and Westfield Life cannot declare additional dividends in 1998 without permission from the Nebraska Department of Insurance. AGL cannot declare additional dividends in 1998 without permission from the Pennsylvania Department of Insurance. The Holding Company currently anticipates that it will receive sufficient funding through the receipt of dividends and distributions of excess capital from its subsidiaries to meet its obligations.

     Guarantee Life increased its outstanding long term debt by $90 million to $130 million during the nine months ended September 30, 1998 due primarily to the acquisition of Westfield Life Insurance Company effective May 31, 1998. Guarantee Life replaced its previous $50 million credit agreement with Senior Secured Credit Facilities in an aggregate principal amount of $140 million. The Facilities consist of a six-year Senior Secured Term Loan up to $90 million and a Senior Secured Revolving Credit Facility with a term of five years up to $50 million. This credit agreement requires the Holding Company to pay a one-time fee of $825,000 to the administrative agent if an offering of at least $100 million of long-term debt securities has not been consummated by December 1, 1998. The proceeds from the long-term debt offering would be used to repay all or a portion of the outstanding debt of the Credit Facilities.

     At September 30, 1998, Guarantee's long term debt consisted of $90 million under the Senior Secured Term Loan and $40 million under the Revolving Credit Facility. On October 5, 1998, Guarantee Life made principal payments of $3.75 million and $5.0 million on the Senior Secured Term Loan and the Revolving Credit Facility, respectively.

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

Year 2000 Issues

     Guarantee Life recognizes the significance and technological impact that the Year 2000 (Y2K) challenge will have on organizations world-wide and has established a comprehensive plan to achieve compliance. Our overall goal is to ensure that we continue to provide quality products and services with no interruption to our customers. All of our critical Y2K renovation efforts are well underway across the company. Our focus is not only on our internal systems, but also whether or not our key business partners, vendors, and suppliers will be compliant in the next millennium.

     While Y2K-related work had been in process much earlier, formal project organization and impact assessment activities began in November, 1996. A separate, dedicated corporate team was put in place in March, 1997 to lead our compliance efforts and provide guidance and support to our specific Y2K projects across the company. Using standard project methodology and management processes, Guarantee Life is taking a phased approach towards Y2K compliance. Five major phases have been identified for this effort: Impact Assessment, Infrastructure & Methods, Renovation, Certification and Implementation.

     Impact Assessment
     During the assessment phase, mission critical applications impacted were identified and a high-level budget was developed and approved. The total cost of Y2K compliance is estimated at approximately $3.2 million through 2000. This represents approximately 7% of the total Information Technology (IT) budget over this time period. During 1997, approximately $800,000 was incurred on Y2K projects. Approximately $750,000 has been incurred from January through September, 1998.

     Correction of the Y2K issues is a high priority project and other IT projects have been deferred due to Y2K efforts. However, the company does not believe the deferral of other IT projects has had a material effect on financial condition or results of operations in 1997 or during the nine months ended September 30, 1998. The Company's IT staff has continued to work on other high priority projects concurrent with the Y2K project.

     Infrastructure
     Progress of Guarantee Life's core information technology infrastructure and application areas is measured for the mainframe, midrange and client/server environments. Over 250 third party application packages and over 130 custom applications and external interfaces have been inventoried and are being tracked for compliance.

     Renovation
     IT Systems - A renovation strategy was defined for each of our mission critical applications. In some cases, it was decided to upgrade vendor supplied software with Y2K-compliant releases. In other cases, decisions were made to replace software altogether taking advantage of new functionality. For most in-house developed applications, modifications are being made to ensure compliance.

     Several of our policy administration and claims processing applications have either been renovated through vendor-supplied upgrades or replaced with Y2K compliant packages. Most of the system replacements had been planned but were merely accelerated due to the Y2K issues. In the Individual Division significant model office testing has been conducted to ensure compliance and the updated systems have been put into production successfully. End-to-end testing for remaining mission-critical administration and claims systems in the Group Divisions is currently in process. The existing mainframe and custom-developed applications are also being renovated for contingency purposes. All systems will go through thorough certification testing in 1998 and early 1999.

     Our existing general ledger and accounts payable applications were replaced with a new vendor-supplied Y2K-compliant package in 1997. Our vendor-supplied Investment systems are compliant. Human Resource administration and payroll systems are currently being upgraded with a targeted 1998 implementation. Other smaller, standalone applications will either be renovated or replaced this year.

     Each of our major operating platforms has been upgraded. A complete inventory of data center hardware and software has been completed and assessed. Test environments are in place on each platform. A separate network lab is available for testing business software and end user computing applications. Over 60% of the applications have been tested to-date. In addition, our imaging and fax software were upgraded successfully in April, 1998. All mission critical software upgrades will be completed by the end of 1998.

     PFG, Inc. core administrative systems were developed to accommodate a four digit year. The operating system software has been upgraded and will undergo certification testing in 1998. Other software/hardware components and business partners' compliance status are currently being validated. Existing Westfield Life business is administered through a third party administrator, whose primary system is Y2K compliant. New business will be administered on the Guarantee Life Individual administrative system at the home office, which was renovated in June, 1998.

     Non-IT Systems - All our major suppliers and vendors providing services related to our facilities have been contacted. Our telephone switch is currently Y2K compliant. The voice mail system was upgraded for Y2K compliance in May, 1998. Call accounting software was also upgraded in October, 1998. Our elevators are not impacted by the year 2000. Our security system was upgraded in 1998. We believe that our climate control components will function properly in the year 2000. Rollover tests will be conducted in 1998 and 1999 to certify compliance. We have contacted our phone, gas, water and electric utility companies regarding their Y2K compliance status. They have all communicated that their renovation efforts are in progress and will be completed by the year 2000.

     Certification
     Recognizing that over 50% of the effort on Y2K projects is spent in the testing phases, Guarantee Life is committed to ensuring that our remediation efforts go through thorough unit, integration, regression and end-to-end testing. A testing tool was purchased specifically for this effort. To-date, rollover tests (i.e. changed the CPU date past 2000) have been performed on our network servers, AS/400 and HP Unix platforms. Plans have been established in 1998 to continue testing business cycles using significant dates (e.g. 12/31/1999, 2/29/2000) on all of our platforms, including the mainframe platform.

     Completing our Internal Remediation
     Our Impact Assessment and Infrastructure & Methods phases are completed. 70% of the Renovation and Certification phases are complete. It is our goal to complete all mission critical projects by the end of 1998. Additional certification testing (e.g. of third-party providers' systems), final workstation upgrades and remaining business partner follow-up and contingency planning will take place in 1999.

     Guarantee Life is actively monitoring the compliance programs of its key business partners, vendors and suppliers. Over 345 business partners have been inventoried and are being tracked for compliance. Electronic interfaces to our key suppliers have been identified and will be verified well before June 1999. The team is particularly focusing on assessing any Y2K risk associated with our key administrative and marketing arrangements. In particular, we continue to work with a major third-party administrator to ensure that they have appropriate plans.


     Risks and Business Contingency Planning
     The Company believes that its most reasonably likely worst case Y2K scenario will include these elements: (1) one or more of the Company's third-party providers will be unable to provide the services expected, and (2) one or more parts of the Company's processing software will operate incorrectly. At this time, we are unable to estimate the potential loss of revenue due to such a scenario. The Company believes that its testing of its critical hardware and software will reveal any significant Y2K problems, that such problems will be capable of remediation, and that the Company's software and hardware will perform substantially as planned when Year 2000 processing begins.

     The Company will continue to evaluate situations where indicators point to a potential risk of failure despite all efforts to address. In these cases, contingency plans will be developed identifying alternative strategies. A primary focus in 1999 will be to incorporate these contingency plans into a corporate-wide Y2K contingency plan that will tie into our Business Resumption planning activities as they are so closely related to Y2K contingency efforts. The Company currently does not have a contingency plan regarding such risks.

     The foregoing Y2K discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statement, including without limitation, anticipated costs, the dates by which the Company expects to substantially complete programming changes, remediation and testing of systems and the impact of the redeployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and cover all relevant computer systems, results of Y2K testing, adequate resolution of Y2K issues by businesses or other third parties who are service providers, suppliers, customers of the Company, unanticipated system costs, the need to replace hardware, the adequacy of and ability to implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Y2K discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

     In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which will be implemented on January 1, 2000, and included in Guarantee Life's December 31, 2000 financial statements. Statement No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure them at fair value. The accounting for changes in the fair value of a derivative will be determined by the intended use of the derivative. Guarantee Life has not yet determined what impact Statement 133 will have on its earnings per share.

     In October 1998, the FASB issued Statement 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which will be effective for Guarantee Life's December 31, 1999 financial statements. Statement No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based on it ability and intent to sell or hold those investments. SFAS No. 134 will not affect net income.

Part II Other Information

     ITEMS 1, 2, 3 and 4 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

     ITEM 5 OTHER INFORMATION

     The proxy for the 1999 annual meeting of shareholders will confer on the proxy holders discretionary authority to vote on any matter proposed by any shareholder at the meeting if the Company did not receive written notice of the matter from the proponent on or before April 9, 1999. The notice must be submitted in writing and mailed by certified mail to the Secretary of The Guarantee Life Companies Inc., Guarantee Centre, 8801 Indian Hills Drive, Omaha, Nebraska 68114.

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

                                   THE GUARANTEE LIFE COMPANIES INC.

Date: November 13, 1998                  /s/ WILLIAM L. BAUHARD
                             ---------------------------------------------------
                                             William L. Bauhard
                              Senior Vice President and Chief Financial Officer
                                        (Principal Financial Officer)