Form 10-K
period 1998-12-31
GUARANTEE LIFE COMPANIES INC
filed 1999-03-31
CIK 946149

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                     --------------------------------------
                                    FORM 10-K
                     --------------------------------------

                  (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission File Number  0-26788

                        THE GUARANTEE LIFE COMPANIES INC.
           (Exact Name of the Registrant as Specified in its Charter)

        Delaware                                       47-0785066
(State of Incorporation)                (I.R.S. Employer Identification Number)

                 8801 Indian Hills Drive, Omaha, Nebraska 68114
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (402) 361-7300

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
 Title of Each Class                                       Which Registered
 -------------------                                       ----------------
      NONE                                                   NASDAQ

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------
                          Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

As of March 19, 1999, 9,244,669 shares of Common Stock were outstanding. The aggregate market value of such shares held by nonaffiliates was approximately $150,225,871.

Select materials from the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 13, 1999, have been incorporated by reference into Part III of this Form 10-K.

Select materials from the 1998 Annual Report to Shareholders have been incorporated by reference into Parts II and IV of this Form 10-K.

================================================================================

PART I.

ITEM 1. Business.

Forward-looking Statements
     This analysis contains numerous forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various management expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward looking statements include, among others, the following possibilities: (i) Guarantee Life's primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of Guarantee Life's subsidiaries to pay such dividends; (ii) the potential impact on Guarantee Life's reported net income that could result from the adoption of certain accounting standards by the Financial Accounting Standards Board; (iii) tax law changes impacting the tax treatment of life insurance and investment products; (iv) heightened competition, including specifically the intensification of price competition, the entry of new competitors and the development of new products by new and existing competitors; (v) adverse state and federal legislation and regulation, including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements; (vi) inability to carry out marketing and sales plans, including, among others, changes to certain products and acceptance of the revised products in the market; (vii) loss of key executives; (viii) changes in interest rates causing a reduction of investment income or reduction in the value of Guarantee Life's investment portfolio; (ix) general economic and business conditions which are less favorable than expected; (x) unanticipated changes in industry trends and ratings assigned by nationally recognized statistical organizations; and
(xi) inaccuracies in assumptions regarding future morbidity, persistency, mortality and interest rates used in calculating reserve amounts. Due to the uncertainties inherent in forward-looking statements, readers are urged not to place undue reliance on these statements.

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

     Guarantee Life operates in three business segments: the Employee Benefits Division ("EBD"), the Group Special Markets Division ("GSM"), and the Individual Insurance Division ("Individual"). EBD markets group non-medical coverages, including term life, long-term and short-term disability, dental and vision, primarily through regional group sales offices. GSM markets specialty medical products, such as excess loss, medical reimbursement insurance for business executives, and related group non-medical products through additional distribution systems such as Third Party Administrators ("TPAs"), Managing General Underwriters ("MGUs") and Blue Cross/Blue Shield organizations. Guarantee Life's Individual Insurance Division markets traditional life and annuity products primarily through Regional Marketing Organizations ("RMOs") and independent insurance agents. In 1998, Guarantee Life's principal business operations were conducted by Guarantee Life Insurance, which is authorized to transact life and health insurance in 48 states and the District of Columbia.

     Guarantee Life believes that operating three distinct business segments provides for good diversification, thus mitigating the possible adverse impact of changes in the insurance industry from potential health care reforms and the cyclical nature of the group and individual markets.

     Guarantee Life manages five basic risks: mortality, morbidity, investment yield, persistency and expense. Product pricing is generally determined by reference to actuarial calculations and statistical assumptions principally relating to mortality, morbidity and persistency, investment yield assumptions, estimates of expenses and management's judgment as to market and competitive conditions. The premiums and deposits received, together with assumed investment earnings, are designed to cover policy benefits, expenses and policyholder dividends and also return a profit to Guarantee Life. These profits arise from the margin between mortality or morbidity charges and insurance benefits paid, the margin between actual investment results and the investment income credited to policies (either directly or indirectly through dividends to policyholders) and the margin between expense charges and actual expenses. The level of profits also depends on persistency because business acquisition costs, particularly agent commissions, are recovered over the life of the policy.

     On December 23, 1997, Guarantee Life completed its acquisition of PFG, Inc., and its subsidiaries ("PFG"), in a transaction valued at $37.3 million that was accounted for as a purchase. PFG, Inc.'s wholly-owned subsidiaries include AGL Life Assurance Company ("AGL") and Philadelphia Financial Group which consists of Philadelphia Financial Group, Inc., PFG Distribution Company, Philadelphia Financial Group Agency of Ohio, Inc., PFG Insurance Agency of Texas, Inc., and Philadelphia Financial Insurance Agency of Massachusetts, Inc.

     AGL, formerly American Guardian Life Assurance Company, was organized in 1960. AGL's business had been focused on the sale of term insurance through brokers. It is licensed in 45 states and the District of Columbia. AGL is managed as part of Guarantee Life's Individual Insurance Division. Through December 31, 1998, the AGL contracted agents have been contracted with Guarantee Life Insurance Company. All new individual life sales are being written as Guarantee Life Insurance Company policies.

     Philadelphia Financial Group, Inc. was established in 1995 to provide marketing services and products to the financial institutions marketplace, and PFG Distribution Co. is a broker-dealer for variable life and annuity products. Philadelphia Financial Group Inc.'s business is focused on the sale of AGL's private placement variable life and annuity products in the high net worth marketplace. Philadelphia Financial Group, Inc. and PFG Distribution Co. are operated as independent subsidiaries and managed as part of Guarantee Life's Individual Insurance Division.

     On December 31, 1997, Guarantee Life completed a coinsurance agreement to acquire a block of excess loss policies from EBPLife Insurance Company. As policies reached renewal dates, the Company rewrote selected risks (90 policies totaling $206 million of in-force coverage) on Guarantee Life Insurance policy forms.

     Effective May 31, 1998, Guarantee Life acquired Westfield Life Insurance Company ("Westfield") from Ohio Farmers Insurance Company for $100 million, consisting of $90 million in cash and 371,402 shares of Guarantee Life common stock valued at $10 million. In addition, approximately $2.0 million of acquisition expenses were capitalized as part of this transaction. This acquisition was accounted for as a purchase.

     Westfield was originally incorporated as Colonial Heritage Life Insurance Company in 1963. The Company previously offered a portfolio of individual life products and fixed annuities in 47 states and the District of Columbia. Guarantee Life has retained over 1,300 agents from Westfield's previous distribution system. These agents offer the Guarantee Life Insurance portfolio of individual products.

     A.M. Best(R) rates both Guarantee Life Insurance and Westfield "A- (Excellent), A.M. Best's fourth highest rating. AGL is rated "B++ (Very Good)" by A. M. Best(R), its fifth highest rating. A.M. Best(R) assigns ratings to solvent insurance companies, which currently range from "A++ (Superior)" to "D (Vulnerable)" and include 13 rating categories.

Segment Information
         The following table sets forth, by business segment, certain financial data for Guarantee Life for the periods indicated.

            Selected Consolidated Financial Data by Business Segment

                                                                       At or for the Years Ended December 31,
                                                       ---------------------------------------------------------------------
                                                              1998         1997         1996         1995         1994
                                                           ---------    ---------    ---------     ---------    --------
                                                                                       (in millions)
Revenues from continuing operations (1):
   Employee Benefits Division......................          $ 214.2     $ 166.2       $ 109.1      $  88.8      $  64.1
   Group Special Markets...........................             80.0        62.0          66.0         93.4         76.0
   Individual Division (2).........................            131.0        82.2          75.8        112.2        107.4
   Corporate.......................................              0.2        (0.1)          1.1            -            -
                                                             -------     -------       -------      -------      -------
   Total...........................................          $ 425.4     $ 310.3       $ 252.0      $ 294.4      $ 247.5
                                                             =======     =======       =======      =======      =======
Income from continuing operations before
   income taxes:
   Employee Benefits Division......................         $  (9.1)     $ (1.9)       $ (0.6)      $  (3.4)     $   2.3
   Group Special Markets...........................              7.5        11.2          10.8          7.8         12.3
   Individual Division.............................             23.1        18.2          13.6         15.5         12.8
   Corporate.......................................            (7.1)        (1.8)         (1.1)           -            -
                                                             -------     -------       -------      -------      -------
   Total...........................................          $  14.4     $  25.7       $  22.7      $  19.9      $  27.4
                                                             =======     =======       =======      =======      =======

                                                                At or for the Years Ended December 31,
                                                     ------------------------------------------------------------
                                                       1998         1997         1996         1995         1994
                                                     --------    ---------    ---------     ---------    --------
                                                                                (in millions)
Assets (at period end):
   Employee Benefits Division......................  $  132.2    $  141.9      $  126.2     $  113.5     $   99.0
   Group Special Markets...........................     101.6       113.8          98.0        108.3        105.7
   Individual Division.............................   1,693.0     1,187.4       1,029.5        985.7        908.0
   Corporate.......................................      44.3        54.9          19.1         22.7            -
   Discontinued Operations.........................      21.1        21.0          32.4         50.6         75.3
                                                     --------    --------      --------     --------     --------
   Total Consolidated Assets.......................  $1,992.2    $1,519.0      $1,305.2     $1,280.8     $1,188.0
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

Employee Benefits Division
     Guarantee Life's Employee Benefits Division offers group non-medical products, including term life, accidental death and dismemberment, short- and long-term disability, dental and vision insurance. EBD distributes its products through a national distribution system of regional group offices.

     Guarantee Life intends to grow EBD and improve its profitability by increasing sales through its national distribution system of sales offices. As this distribution system expands, Guarantee Life will continue its strategy of providing centralized home office service and support to distributors and customers. Management believes this strategy results in (i) better service to distributors and customers through direct contact with personnel administering their business, (ii) improved underwriting consistency and control for Guarantee Life through centralization of underwriting decisions, (iii) increased productivity of regional marketing personnel by permitting them to focus on marketing Guarantee Life's products rather than performing administrative functions and (iv) ultimately, lower distribution costs by avoiding additional layers of management and regional office support staff.

Marketing
     EBD's products are marketed primarily to businesses with 500 or fewer employees. Its group non-medical products are marketed primarily through its national distribution system of regional group offices, which develops group insurance business through employee benefit firms and brokers. A senior vice president located in the home office manages EBD's marketing through the regional group offices. Six regional vice presidents, who supervise group field operations, operate under his direction.

     Guarantee Life has developed regional group offices in major metropolitan areas of the United States to facilitate the development of relationships, and improve the provision of marketing services with, employee benefit firms and brokers and to increase sales. As of December 31, 1998, Guarantee Life had 22 regional group offices in major metropolitan areas in 19 states. This distribution system generated $61.0 million of first year annualized premium sales during the year ended December 31, 1998 and $75.0 million of first year annualized premium sales for the year ended December 31, 1997. Although EBD continued to expand its distribution system in 1998, pricing actions taken in late 1997 and early 1998, particularly in the dental product line, resulted in a decrease in new sales.

     The following table sets forth information regarding when the group sales offices were established.

                               Group Sales Offices

                                   1998          1997          1996          1995          1994          1993          1992
                                   ------        ------        ------        ------        ------        ------        ----
                                Indianapolis   Nashville      Boston     Philadelphia    Portland     Kansas City    Cincinnati
                                                              Phoenix       Detroit       Houston     Los Angeles     Charlotte
                                                               Miami                      Atlanta       Chicago       Baltimore
                                                                                           Dallas        Denver        Orlando
                                                                                        Minneapolis                 San Francisco
                                                                                          Seattle
 Total number of offices at          22            21            20            17            15            9              5
         period end

Group Non-Medical Products
     EBD's group non-medical products accounted for $201.3 million, or 58.8% of total net earned premiums for Guarantee Life for the year ended December 31, 1998. The following table sets forth the net earned premiums for EBD for the past five years.

                             EBD Net Earned Premiums

                                                    For the Years Ended December 31,
              ---------------------------------------------------------------------------------------------------
                     1998                 1997                1996                1995               1994
                     ----                 ----                ----                ----               ----
                                                          (in millions)
                    $ 201.3             $ 155.7             $ 104.1              $ 83.0             $ 58.2

     Group Life. Group term life provides insurance coverage on the insured for a specified period and has no accumulation value. Coverage is offered to employees and their dependents. Group life accounted for $60.4 million, or 30.0%, of EBD's net earned premiums for the year ended December 31, 1998.

     Accidental Death and Dismemberment. Group accidental death and dismemberment insurance provides insurance coverage that is payable after the accidental death of the insured in an amount based on the face amount of the policy or after a covered dismemberment of the insured in an amount based on the schedule to the policy. Accidental death and dismemberment accounted for $8.3 million, or 4.1%, of EBD's net earned premiums for the year ended December 31, 1998.

     Short-Term Disability. Short-term disability provides a weekly benefit amount to insured employees when they are unable to work due to an accident or an illness. The period that insured employees must remain disabled prior to becoming eligible for benefit payments ranges from zero to 30 days for disability due to accident and from three to 30 days for disability due to sickness. Short-term disability accounted for $21.6 million, or 10.7%, of EBD's net earned premiums for the year ended December 31, 1998.

     Long-Term Disability. Long-term disability provides a monthly benefit for longer periods of time than covered by short-term disability insurance when insured employees are unable to work due to disability. Employees may receive total or partial disability benefits. Long-term disability accounted for $43.5 million, or 21.6%, of EBD's net earned premiums for the year ended December 31, 1998.

     Dental Insurance. Dental insurance provides partial reimbursement for covered dental expenses. Plans may cover only preventive and basic care or more comprehensive care, including major services and orthodontia. Dental insurance accounted for $67.5 million, or 33.5%, of EBD's net earned premiums for the year ended December 31, 1998.

     Voluntary Products. Guarantee Life's voluntary worksite-marketed products currently include term life, dependent life, dental, accidental death and dismemberment, short-term disability, and long-term disability insurance that is paid for by employees through payroll deductions. In 1998, sales of voluntary products were $10.7 million as compared to $10.1 million in 1997. In-force voluntary premium is included in the group non-medical product discussions above.

Product Development and Management
     EBD's product actuaries set underwriting guidelines and manage the pricing and actuarial functions for each product line. The product actuaries are responsible for monitoring experience, revising or implementing new underwriting guidelines, adjusting pricing and ensuring such changes are communicated to the underwriters and regional group offices. After release, sales and pricing assumptions are monitored to assist in making any necessary adjustments.

     Due to the rapid growth and a strategic assessment of the small and medium-sized employer market, management took steps in 1996 to re-engineer some of the group business processes to gain efficiencies. A transformation project was initiated to better align home office service teams with designated regional group offices for underwriting, premiums, enrollment, and customer service. In 1997, the regional alignment of teams was completed, quoting processes streamlined and specifications for other processes and systems established. During 1998, a new quoting system was implemented that has further streamlined the quoting and new case issue process. These initiatives resulted in the elimination of redundant data entry and multiple hand-offs, which has increased productivity.

Insurance Underwriting
     Guarantee Life uses underwriting standards to protect the quality of its group life and health business. Standard rating systems are used for each product based on Guarantee Life's own past experience and relevant industry experience. Home office underwriters or expert systems evaluate the risk characteristics of prospective insured groups. The premium rate quoted to a prospective insured group is based on standard rating formulae adjusted within limits using pre-approved discounting flexibility, and for larger groups, the group's past claims experience rate.


Group Special Markets Division

     Guarantee Life's Group Special Markets Division offers specialty products, including excess loss insurance for employers with self-funded medical plans and medical reimbursement insurance for business executives, as well as group non-medical products typically sold in conjunction with the excess loss insurance. GSM manages and distributes its products through its MGUs, TPAs, Blue Cross/Blue Shield plans and managed care organizations. Guarantee Life intends to manage the growth of the specialty products, focusing on quality of business rather than premium growth.

Marketing
     GSM's products are marketed primarily to businesses with 50 to 500 employees. Its excess loss and Exec-U-Care products, and to a lesser extent its group non-medical products, are distributed through MGUs, TPAs, Blue Cross and Blue Shield plans and managed care organizations. These multiple distribution systems complement those served by the EBD regional group offices.

     Guarantee Life's excess loss insurance product is marketed by National Benefit Resources, Inc. ("NBR"), which accounted for 68% of Guarantee Life's excess loss insurance premiums during 1998. NBR performs all marketing, underwriting and administrative services for the excess loss insurance it sells. The balance of excess loss insurance sales are marketed directly by TPAs and administered by Guarantee Life. Guarantee Life's Exec-U-Care medical reimbursement program is marketed exclusively through Seabury and Smith, Inc., which performs all marketing, underwriting and administrative services for this product.

Group Products
     GSM products accounted for $59.2 million, or 17.3%, net earned premiums for Guarentee Life for the year ended December 31, 1998. The following table sets forth net earned premiums for GSM for the past five years.

                             GSM Net Earned Premiums

                                                  For the Years Ended December 31,
              ---------------------------------------------------------------------------------------------------
                     1998                 1997                1996                1995               1994
                     ----                 ----                ----                ----               ----
                                                          (in millions)
                    $ 59.2               $ 44.3              $ 49.4              $ 80.1             $ 53.6

     Excess Loss. Excess loss insurance reimburses employers for self-funded medical plan costs when those costs exceed aggregate limits specified under the plan or when a single claim exceeds a specified limit. Guarantee Life provides aggregate and specific excess loss insurance to small and medium-employer groups of 50 to 500 lives with self-funded medical plans. Excess loss accounted for $20.0 million, or 33.8%, of GSM's net earned premiums for the year ended December 31, 1998.

     Exec-U-Care. Under the Exec-U-Care program, Guarantee Life supplements an employer's basic medical plan by reimbursing business executives for many of the expenses not covered by that plan. Coverage automatically includes a prescription drug card and an accidental death and dismemberment benefit. Exec-U-Care accounted for $6.8 million, or 11.5%, of GSM's net earned premiums for the year ended December 31, 1998.

     Group Non-Medical Products. GSM also offers the group non-medical products in combination with its sales of excess loss. These products, which include group life, accidental death & dismemberment, short-term disability, long-term disability, and dental, are similar to the group non-medical products provided by EBD. Net earned premiums from these products accounted for $22.8 million, or 38.5%, of GSM's total for the year ended December 31, 1998.

     EBPLife. GSM acquired the EBPLife block of business on December 31, 1997, which includes excess loss and group life coverages. As this business renewed, it was rewritten on Guarantee Life Insurance policies. Net earned premium for this block accounted for $8.7 million, or 14.7%, of GSM's total for the year ended December 31, 1998.

Product Development and Management
     GSM's product actuaries set underwriting guidelines and manage the pricing and actuarial functions for each product line. The product actuaries are responsible for monitoring experience, revising or implementing new underwriting guidelines, adjusting pricing and ensuring such changes are communicated to the underwriters. After release, sales and pricing assumptions are monitored to assist in making any necessary adjustments.

Insurance Underwriting
     Guarantee Life uses underwriting standards to protect the quality of its group life and health business. Standard rating systems are used for each product based on Guarantee Life's own past experience and relevant industry experience. Home office underwriters or expert systems evaluate the risk characteristics of prospective insured groups. The premium rate quoted to a prospective insured group is based on standard rating formulae adjusted within limits using pre-approved discounting flexibility, and for larger groups, the group's past claims experience rate.


Individual Insurance Division

     Guarantee Life's individual insurance products include universal life, term life and interest-sensitive whole life insurance and annuities. As of December 31, 1998, Guarantee Life's Individual Insurance Division had $19.2 billion of life insurance in force and approximately 262,000 life and annuity policies in force. Guarantee Life plans to grow sales of individual life and annuity business while improving its financial results by continuing to introduce products that are competitive and profitable, including equity indexed products, improving retention and productivity of its agents and aggressively managing fixed expenses.

Marketing
     Guarantee Life's products are marketed primarily to individuals with family incomes up to $150,000 and small business owners. Guarantee Life's individual insurance products are marketed primarily by an independent agency force of approximately 2,808 producers. These producers are contracted through regional marketing organizations ("RMOs") or as personal producing general agents ("PPGAs"). During 1998, the top 100 independent agents produced 83% of Individual's business. Most of the individual insurance agents also sell insurance products offered by other companies.

     A marketing vice president located in the home office manages Guarantee Life's agency marketing efforts. Four regional vice presidents divide responsibility for field relationships and recruit and develop quality RMOs and PPGAs.

Individual Products
     Guarantee Life currently offers a portfolio of universal life products, annuities, traditional life products, and interest-sensitive whole life products. Life insurance products and annuities accounted for $10.9 million and $13.9 million, respectively, of the individual insurance business's first year annualized premiums for 1998.

     Universal Life Products. Universal life provides benefits for the life of the insured. Within limits established by Guarantee Life, the Internal Revenue Code and state regulations, policyholders may vary their premiums and the amount of the death benefit as long as there are sufficient policy funds to cover all policy charges for the coming period. Over the past few years, Guarantee Life introduced several new universal life products. Sales of universal life policies represented 61% of first year annualized premiums for individual life products for the year ended December 31, 1998.

     Annuities. Guarantee Life markets single premium fixed annuities, flexible premium fixed annuities and equity indexed annuities. For fixed annuities, the contract accumulates tax-deferred interest and provides for periodic fixed payments to the annuitant in the future. Flexible premium annuities allow for flexibility, within certain parameters established by Guarantee Life, in the payment of periodic annuity premiums. Guarantee Life's equity indexed single premium deferred annuity establishes credited rates linked to the growth in the S&P 500 index which accounted for approximately 80% of annuity sales in 1998. Sales of the indexed annuity slowed significantly during the fourth quarter of 1997 and all of 1998 due to reduced participation rates, resulting from volatility in the financial markets, lower interest rates and increased competition.

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

     Guarantee Life also markets term policies that provide life insurance protection for a specified period. As such, they are mortality-based and have no accumulation values. Most of the current term sales are level premium products with rates guaranteed over the 10, 15, 20 or 30 year term of the product. Minimum policy size is $50,000. The underwriting of these products begins with a teledirect process, utilizing medical professionals under contract with Guarantee Life, who contact the insurance applicant by telephone after receiving a request form. Before a policy is issued, the proposed insured must satisfactorily complete a blood test and medical examination. An underwriter makes the final decision whether to accept the risk. Management believes this process enhances the efficiency and quality of the underwriting process. The teledirect application process also enhances the efficiency of the agent, who can devote more time to selling rather than filling out applications. Guarantee Life substantially reinsures this portfolio and, as a result, this portfolio did not produce significant amounts of net earned premium in the three years ended December 31, 1998. For the year ended December 31, 1998, term life sales represented 36% of first year annualized premiums for individual life products.

     Interest-Sensitive Whole Life Products. Interest-sensitive whole life products charge a fixed annual premium and provide guaranteed death benefits and cash values. Interest-sensitive whole life products may build cash values greater than that which is guaranteed by crediting higher than guaranteed rates of interest or charging less than guaranteed costs of insurance. These products, although similar to universal life products, differ in that a fixed (as opposed to flexible) premium obligation is undertaken by the policyholder. For the year ended December 31, 1998, sales of interest-sensitive whole life products represented 3% of first year annualized premiums for individual life products.

     The following table sets forth the first year annualized premiums for Guarantee Life's individual products for the periods indicated.

                            Sales Activity by Product
                         First Year Annualized Premiums

                                                                           For the Years Ended December 31,
                                                            ------------------------------------------------------------
                                                               1998         1997         1996         1995       1994
                                                             -------      --------      ------       ------     -------
                                                                                     (In Millions)
Universal life.....................................          $   7.0      $    5.8      $  5.5       $  4.3     $   7.0
Traditional life (1)...............................              3.9           1.2         1.0          1.0         1.4
                                                             -------      --------      ------       ------     -------
Total life(1)......................................             10.9           7.0         6.5          5.3         8.4
Annuities (2)......................................             13.9          25.2         9.3          8.1        21.5
                                                             -------      --------      ------       ------     -------
     Total.........................................          $  24.8      $   32.2      $ 15.8       $ 13.4     $  29.9
                                                             =======      ========      ======       ======     =======

----------
(1) Prior to 1995, does not include interest-sensitive whole life products, which were introduced in 1995.
(2) The increase in annuity sales in 1997 was primarily due to the equity indexed annuity product introduced in August, 1996. In 1998 annuity sales declined due to lower participation rates on the equity indexed annuity product. Annuity sales for 1998 do not include AGL's separate account business.


Crediting Rates and Policyholder Dividends
     Guarantee Life pays dividends, credits interest and determines other non-guaranteed elements on its individual insurance policies depending on the type of product. Although certain non-guaranteed elements (such as initial interest rates on an annuity product) may be fixed for a limited, predetermined period, Guarantee Life generally determines dividends, resets interest rates and establishes other non-guaranteed elements based on experience as it emerges and with regard to competitive factors. Guarantee Life Insurance does not maintain separate accounts of assets for its interest-sensitive products; however, for risk management and reporting purposes, assets are internally segmented among the traditional life, universal life, fixed annuities, indexed annuities and group insurance product lines. AGL maintains separate accounts for its variable universal life and annuity product lines. Westfield maintains asset segments for traditional life, universal life and annuities.

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

     For universal life policies and annuity contracts, credited interest rates are established on a monthly basis by Guarantee Life's interest rate committee. Crediting rates are based on the performance of the asset portfolio supporting these policies and competitive considerations. Mortality charges for universal life policies are determined based on the mortality experience of the policies and are reset on a less frequent basis. For annuities, crediting rates are determined for groups of identified deposits and reflect the timing of the deposits and the investment performance of the assets backing those deposits. Guarantee Life's average crediting rates on universal life contracts were 5.77%, 5.68% and 5.90% and its average crediting rates on annuities were 5.28%, 5.38% and 5.46% for the years ended December 31, 1998, 1997 and 1996, respectively.

     For the equity indexed annuity product, participation rates are established on a monthly basis. The participation rates are applied to increases in the equity index defined in the contracts to determine the credited interest rates. The participation rates are set based on various factors, including the current interest rate environment and competitive considerations.


Product Development
     Guarantee Life's individual insurance product development committee, which includes representatives from all individual insurance business disciplines as well as investment and legal areas, designs, analyzes and conducts operational tests of new products. An advisory council, composed of agents and home office personnel, works with marketing and actuarial personnel to determine the final design of the product. Assuming a product is approved, a product team puts the product through extensive model office testing prior to release. After release, sales and pricing assumptions are monitored and any necessary adjustments are made to maintain profitability standards.

Insurance Underwriting
     Guarantee Life follows detailed, uniform underwriting practices and procedures in its individual business designed to assess and qualify risks before issuing coverage to qualified applicants. Guarantee Life has underwriters who evaluate policy applications on the basis of information provided by the applicant and others. Management believes that its underwriting standards produce mortality results consistent with the assumptions used in product pricing, while also allowing competitive risk selection. Blood testing is required for all individual insurance policies with face amounts of $100,000 or more at issue ages of 16 and over, and other tests, such as medical examinations, electrocardiograms, urine tests, treadmill tests, chest x-rays and inspection reports, are used to evaluate certain individual insurance policy applications, depending on the size of the policy, the age of the proposed insured and other factors.

Closed Block
     The Closed Block was established on the date of the demutualization and is designed to give reasonable assurance to holders of policies included therein that assets will be available to maintain the dividend scales which were in effect prior to the demutualization if the experience underlying such scales continues. Guarantee Life allocated assets to the Closed Block in an amount expected to produce cash flows which, together with anticipated revenues from the Closed Block, are expected to be sufficient to support the Closed Block. This includes provision for payment of claims, certain expenses and taxes, and for the continuation of dividend scales in effect for the year preceding the demutualization, if the experience underlying such scales (including the portfolio interest rate) continues, and for appropriate adjustments in such scales if the experience changes. The assets, including the revenue therefrom, allocated to the Closed Block business will accrue solely to the benefit of holders of policies included in the Closed Block until the Closed Block is no longer in effect. To the extent that over time cash flows from the assets allocated to the Closed Block and other experience relating to the Closed Block are, in the aggregate, more or less favorable than assumed in establishing the Closed Block, total dividends paid to Closed Block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the dividend scales in effect for 1994 had been continued. Dividends on policies included in the Closed Block, as in the past, will be declared at the discretion of Guarantee Life Insurance's Board of Directors, may vary from time to time (reflecting changes in investment, mortality, persistency and other experience factors) and are not guaranteed. Guarantee Life will not be required to support the payment of dividends on Closed Block policies from its general funds, although it could choose to provide such support.

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

Corporate Administration

     The three business segments of Guarantee Life share a common need for various services such as finance and accounting, investment management, agent licensing and commissions, legal and compliance, and marketing. In an effort to operate efficiently, these functions are consolidated in the area of Corporate Administration ("Corporate"). Corporate's operations include the cost of these services provided to all of Guarantee Life as well as those services provided to its shareholders.

     Operating losses of Corporate increased $5.3 million, or 294.4%, in 1998 due entirely to the increase in interest expense resulting from outstanding debt obligations issued for purposes of acquiring PFG and Westfield.
These debt obligations totaled $112.5 million at December 31, 1998.

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

     Guarantee Life intends to allow the assets and liabilities related to this business to run off over a period of years as claims are paid, unless an appropriate sale of this block of business can be made. The disposal of this segment has not resulted in a significant loss thus far. As of December 31, 1998, net liabilities related to discontinued operations were $21.1 million, down 72.0% from the December 31, 1994 balance of $75.3 million. Management expects the net liability to continue to decrease with no significant impact on net income.

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

     The following table summarizes consolidated invested assets by asset category as of December 31, 1998, 1997, 1996, 1995, and 1994.

                                           CONSOLIDATED INVESTED ASSETS

                                                                           December 31,
                                   ------------------------------------------------------------------------------------------------
                                            1998               1997                1996               1995               1994
                                    ------------------- ------------------ ------------------- ------------------- -----------------
                                     Carrying    % of    Carrying   % of     Carrying   % of    Carrying    % of    Carrying  % of
                                       Value     Total    Value     Total      Value    Total     Value     Total     Value    Total
                                       -----     -----    -----     -----      -----    -----     -----     -----     -----    -----
                                                                       (Dollars in Millions)
Fixed maturities:
   Public(1) .....................  $    978.4    62.4  $   663.1    54.7  $    595.3    54.4  $    580.7    55.0  $  540.5    54.8
   Private........................       322.3    20.6      351.9    29.1       318.6    29.1       317.1    30.0     312.4    31.7
                                    ----------   -----  ---------   -----  ----------   -----  ----------   -----  --------    ----
     Subtotal ....................     1,300.7    83.0    1,015.0    83.8       913.9    83.5       897.8    85.0     852.9    86.5
Equity securities ................        23.9     1.5        3.7     0.3         3.0     0.3         6.0     0.6       4.9     0.5
Mortgage loans ...................       103.7     6.6       85.8     7.1        70.2     6.4        61.5     5.8      48.1     4.9
Policy loans .....................        78.0     5.0       68.7     5.7        67.5     6.2        63.5     6.0      62.9     6.4
Investment real estate ...........         3.2     0.2        3.4     0.2         6.6     0.6         6.9     0.6       7.2     0.7
Other invested assets ............        14.6     0.9       11.6     1.0         9.8     0.9         8.1     0.8       9.1     1.0
Short-term
   investments....................        43.1     2.8       23.3     1.9        23.3     2.1        12.3     1.2       0.5     0.0
                                    ----------   -----  ---------   -----  ----------   -----  ----------   -----  --------   -----
     Total invested
       assets ....................  $  1,567.2   100.0% $ 1,211.5   100.0% $  1,094.3   100.0% $  1,056.1   100.0% $  985.6   100.0%
                                    ==========   =====  =========   =====  ==========   =====  ==========   =====  ========   =====

--------------
(1) The carrying value includes unrealized gains of $32.6 million, $24.5 million, $8.7 million and $23.8 million as of December 31, 1998, 1997, 1996 and 1995 and unrealized losses of $36.5 million as of December 31, 1994.

Investment Philosophy
     Guarantee Life employs conservative investment strategies based on the specific characteristics of each product line. Performance is measured on both a nominal yield spread basis and a total return basis. Evaluation of total investment return requires that the risk and expected return of each asset be evaluated regularly. Guarantee Life uses broad-based market indices and customized liability-based benchmarks to measure the relative performance of its fixed maturity securities. The current yield of the investment portfolios must be sufficient to satisfy the interest rate assumptions used in product pricing. In addition, each portfolio must achieve a satisfactory balance between risk and expected return and support the investment requirements of the underlying product. This approach allows Guarantee Life to be more effective in its asset/liability management efforts since it requires decisions to be based on both the fair value of each asset and each asset's contribution to investment income. Guarantee Life's portfolio of invested assets is managed by its employees, except for its publicly traded mortgage-backed and asset-backed securities which are managed by an external investment manager pursuant to guidelines adopted by Guarantee Life.

     Guarantee Life seeks to manage the relationship between risk and expected return and is committed to maintaining a prudent balance of the two. Guarantee Life is exposed to four major sources of investment risk: credit risk, relating to the uncertainty attached to the timing and amount of principal and interest payments; interest rate risk, relating to the economic effects of changing interest rates; real estate risk, relating to changes in property values due to changing local economic and demographic conditions; and liquidity risk, relating to holding investments for which there is no active secondary market, such as with private fixed maturity securities and commercial mortgage loans. Guarantee Life's principal methods for managing credit risk are credit quality analyses of each issuer, diversification and asset allocation. Guarantee Life's principal method for managing interest rate risk is asset/liability management. Guarantee Life's principal methods of managing real estate risk are geographic and property diversification, annual property analysis and inspections and periodic analysis of regional and local economic and demographic statistics. Guarantee Life's principal methods for managing liquidity risk are asset allocation and maintenance of a portfolio of public fixed maturity securities in an amount greater than 50% of invested assets.

     In recent years, Guarantee Life has emphasized investments in fixed maturity securities which, as of December 31, 1998, comprised 83.0% of the carrying value of invested assets. Future investment activity will continue to be focused mainly on investment grade public and private fixed maturity securities, which comprised 97.0% of fixed maturity securities as of December 31, 1998, and, to a lesser extent, fixed-rate commercial mortgage loans. During the past three years, the effective yield on Guarantee Life investment portfolio was 7.2% in 1998, 7.4% in 1997 and 7.4% in 1996. This decline is primarily due to lower reinvestment rates for fixed maturity securities purchased in recent periods.

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

     Guarantee Life has policies and procedures that management believes value invested assets properly and consistently. Certain fixed maturity securities are classified as available-for-sale, and therefore are carried at fair value in Guarantee Life's consolidated financial statements. Public fixed maturity securities are carried principally at fair value, and investment grade private fixed maturity securities are carried principally at amortized cost. Below investment grade private fixed maturity securities are carried principally at fair value. Fair value for all fixed maturity securities is determined by independent valuation procedures. Mortgage loans on real estate are carried at unpaid principal balance net of unamortized discounts and valuation allowances. The valuation allowances on mortgage loans are based on anticipated losses expected by management.

Fixed Maturity Securities
     The following table provides a comparison of the carrying value, fair value and amortized cost of fixed maturity securities owned by Guarantee Life as of December 31, 1998.

                                       Fixed Maturity Securities
                             Carrying Value, Fair Value and Amortized Cost

                                             December 31, 1998
                                ----------------------------------------
                                  Carrying                  Amortized
                                    Value      Fair Value      Cost
                                    -----      ----------      ----
                                              (In Millions)
          Public ...........    $  978,444    $  979,134    $  951,269
          Private ..........       322,297       336,633       317,039
                                ----------    ----------    ----------
               Total .......    $1,300,741    $1,315,767    $1,268,308
                                ==========    ==========    ==========

     Guarantee Life's portfolio of investment grade fixed maturity securities is well diversified by number and type of issuer. No issuer, other than securities retained in the 1992 securitization of commercial mortgage loans and obligations of the United States government or its agencies, represents more than 0.7% of investment grade fixed maturity securities. As of December 31, 1998, none of these investments were classified as a problem investment or had been restructured.

     The following table sets forth the credit quality, by NAIC designation and S&P's rating equivalents, of fixed maturity securities as of December 31, 1998.


                                           Fixed Maturity Securities by NAIC Designation

                                                                                 December 31, 1998
                                                         ---------------------------------------------------------------------
                                                                 Public               Private                 Total
                                                         ---------------------- -------------------  -------------------------
    NAIC                 Standard & Poor's               Amortized       %       Amortized      %      Amortized         %
Designation           Equivalent Designation                Cost      of Total     Cost    of Total       Cost        of Total
-----------    ------------------------------------      ---------    --------   --------- --------    ---------      --------
                                                                      (Dollars in Millions)
     1         A- or Higher .......................      $  769.5        80.9%   $  160.3     50.6%   $    929.8       73.3%
     2         BBB- to BBB+ .......................         173.2        18.2%      127.2     40.1%        300.4       23.7%
                                                         --------       -----    --------    -----    ----------      -----
               Total investment grade .............         942.7        99.1%      287.5     90.7%      1,230.2       97.0%
     3         BB to BB+ ..........................           4.5         0.5%       19.0      6.0%         23.5        1.9%
     4         B ..................................           3.3         0.3         2.0      0.6%          5.3        0.4%
     5         CCC or lower .......................           0.3        --           8.4      2.7%          8.7        0.7%
     6         In or near default .................           0.5         0.1%        0.1      0.0%          0.6        0.0%
                                                         --------       -----    --------    -----    ----------      -----
               Total below investment grade .......           8.6         0.9%       29.5      9.3%         38.1        3.0%
                                                         --------       -----    --------    -----    ----------      -----
               Total ..............................      $  951.3       100.0%   $  317.0    100.0%   $  1,268.3      100.0%
                                                         ========       =====    ========    =====    ==========      =====

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

     Mortgage-backed securities ("MBS") constitute a core position within Guarantee Life's fixed maturity securities investments. MBS investments include residential MBS, commercial MBS and securities retained in the 1992 securitization of Guarantee Life's commercial mortgage loans. As of December 31, 1998, MBS were $231.6 million, or 22.9% (based on amortized cost), of fixed maturity securities, of which $141.2 million, or 61.0%, of MBS were guaranteed by the U.S. government or an agency of the U.S. government. Retained securitized bonds were $25.3 million, or 11.0%, of MBS as of December 31, 1998.

     Guarantee Life has established specific investment guidelines for the management of MBS. All MBS, other than retained subordinate tranches of the securitized mortgages, must be rated "Baa3/BBB-" or higher by one or more nationally recognized rating agencies when purchased. As of December 31, 1998, all MBS owned by Guarantee Life, excluding the $25.3 million in amortized cost of subordinate tranches of the retained securitized mortgages, were so rated. Guarantee Life limits total MBS investments (excluding the retained senior and subordinate tranches of the securitized mortgages) to not more than 25% of invested assets. Guarantee Life has diversification requirements among the three agency issuers of MBS and limits non-agency "whole loan" MBS and "commercial" MBS to 20% of total MBS investments. In addition, each type of MBS is limited to 10% of total invested assets.

     The objective of Guarantee Life's MBS investments is to provide incremental return, while maintaining reasonable liquidity and cash flow stability. Guarantee Life's external investment manager employs a disciplined analytical approach, whereby each MBS is evaluated to determine its interest rate sensitivity and average life variability. In general, Guarantee Life's investment policies and guidelines seek investments that provide improved cash flow stability through either implicit or explicit prepayment protection. Investments with implicit prepayment protection can take the form of pass-throughs or CMOs backed by seasoned pools of loans which have already had ample opportunity to refinance but have failed to do so. Explicit prepayment protection can take the form of prepayment lockouts, yield maintenance provisions or prepayment penalties, which are common features of multifamily MBS, commercial MBS and FHA-insured project loans. Guarantee Life's MBS investments do not include interest-only securities that are limited by Nebraska law, principal-only securities or other MBS that may exhibit extreme market value volatility.

Commercial Mortgage Loans
     As of December 31, 1998, commercial mortgage loans constituted $104.3 million of Guarantee Life's $105.2 million mortgage loan portfolio. Substantially all commercial mortgage loans are fixed-rate first mortgage loans on completed properties. As of December 31, 1998, there were 106 individual commercial mortgage loans, all of which were first mortgage loans, and all bore a fixed interest rate.

     The following table sets forth the distribution, by property type and for the top five states, of Guarantee Life's commercial mortgage loans based on unpaid principal balance as of December 31, 1998.


                                         Composition of Commercial Mortgage Loan Portfolio
                                               by Property Type and Top Five States

                                                                                      December 31, 1998
                                                                               -------------------------------
                                                                               Amount               % of Total
                                                                               ------               ----------
                                                                                    (Dollars in Millions)
                  Property Type
                    Office........................................              $32.2                   30.8%
                    Medical Office................................                4.0                    3.9%
                    Retail........................................               14.1                   13.5%
                    Apartment.....................................               12.4                   11.9%
                    Industrial....................................               37.9                   36.3%
                    Other.........................................                3.7                    3.6%
                                                                               ------                  ------
                      Total.......................................             $104.3                  100.0%
                                                                               ======                  ======

                  Top Five States
                    California....................................              $13.6                   13.0%
                    Nebraska......................................               10.9                   10.5%
                    Indiana.......................................               10.7                   10.2%
                    Oregon........................................                7.5                    7.2%
                    Michigan......................................                7.1                    6.8%

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

     The commercial mortgage loan portfolio includes both amortizing and balloon loans. Management defines balloon loans to be commercial mortgage loans for which the final principal payment is at least twice as large as any other scheduled payment due thereon. As of December 31, 1998, 86.6% of the commercial mortgage loan portfolio consisted of commercial mortgage loans that provided for significant or complete amortization prior to final maturity.

     The following table sets forth the maturity and principal repayment schedule for the commercial mortgage loan portfolio as of December 31, 1998.


                                      Commercial Mortgage Loan Scheduled Principal Repayments

                                                                     December 31,  1998
                                             ----------------------------------------------------------------------
                                             Maturity Payments            All Other         Annual
                  Year                       On Balloon Loans           Loan Payments        Total       % of Total
                  ----                       ----------------           -------------        -----       ----------
                                                                      (Dollars in Millions)
                  1998...................          $0.0                     $5.3              $5.3           5.0%
                  1999...................           -                        5.2               5.2           5.0%
                  2000...................           1.0                      5.6               6.6           6.3%
                  2001...................           1.5                      4.9               6.4           6.1%
                  2002-2018..............          11.5                     69.3              80.8          77.6%
                                                  -----                    -----            ------         ------
                  Total..................         $14.0                    $90.3            $104.3         100.0%
                                                  =====                    =====            ======         ======

     The high quality of Guarantee Life's commercial mortgage loan portfolio is evidenced by its delinquency experience. As of December 31, 1998, Guarantee Life had no commercial mortgage loans classified as either delinquent or in foreclosure.

Other Invested Assets
     Guarantee Life held $78.0 million of policy loans on individual insurance products as of December 31, 1998. Policy loans are permitted to the extent of a policy's contractual limits and are fully collateralized by policy cash values. Loan rates are fixed in the contracts and range from 4.8% to 7.4%. The weighted average policy loan interest rates were 6.4%, 6.2%, and 6.2%, as of December 31, 1998, 1997 and 1996, respectively. Since all policy loan interest is payable in advance, these interest rates are lower than the annual effective yields. For universal life products, the policy loan portion of the account value is credited the guaranteed rate, 4.0% to 5.5% depending on the product. For traditional dividend-paying policies, dividends reflect each policy's loan activity.

     Guarantee Life held $57.6 million of other invested assets, including $43.1 million of short-term investments and interest of $8.8 million in the GMLC Trust (a securitized mortgage loan portfolio originally established in December 1992 by Guarantee Mutual Life Insurance Company). Other invested assets are reported net of a valuation allowance of $2.6 million.


Asset/Liability Management and Market Risk

     Guarantee Life's Consolidated Balance Sheet includes a substantial amount of assets and liabilities with fair values that are subject to market risks. Since the majority of Guarantee Life's invested assets are fixed maturity securities without equity features, interest rate risk is the largest market risk factor affecting Guarantee Life's consolidated financial position. The following sections address the significant market risks associated with Guarantee Life's business activities as of December 31, 1998.

Equity Price Risk
     Equity securities represent 1.5% of Guarantee Life's total invested assets. Because of this small exposure, market price fluctuations do not significantly affect Guarantee Life's consolidated financial position.

     The Individual Division's equity indexed annuity has an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500(R) index. The company manages this risk by purchasing call options that mirror the interest credited to the contracts. Because of this use of custom hedges, there is no significant equity market risk to the company associated with the product.

Interest Rate Risk
     Guarantee Life maintains a diversified portfolio of investments, including fixed maturity securities and mortgage loans. Guarantee Life's objective is to maintain high quality, well diversified fixed maturity securities portfolios that produce nominal yields and total returns that support the various product line liabilities. The fixed maturity securities portfolio consists primarily of investment grade corporate fixed maturity securities, high quality mortgage-backed securities (MBS), high quality asset-backed securities (ABS) and United States government and agency obligations.

     Although within each insurance entity, all assets support all liabilities, Guarantee Life has developed an asset/liability management approach with separate investment segments for specific product lines, such as its traditional life insurance products (which includes the Closed Block as a subset), universal life, annuities and group insurance products. As part of this approach, Guarantee Life develops investment policies and objectives for each product line which form the basis for distinct investment strategies. Liability-based benchmarks serve as a guideline for defining optimal asset allocation within the segmented product lines and are representative of the unique interest rate sensitivities and liquidity needs within each product line. The benchmarks are designed to maintain a reasonable "match" comparing key-rate durations of the assets and liabilities so as to minimize the market value risk that changing interest rates pose to the Company.

     Matching the investment portfolio to the cash flow demands of the product lines is an important risk management activity for the Company. A key part of this risk management function is cash flow testing of the assets and liabilities for major product lines under various scenarios to evaluate the adequacy of reserves. In developing the investment strategies to support the product lines, the Company establishes a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on MBS, are believed to be adequate to meet anticipated short- and long-term benefit and expense payment obligations. There can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since withdrawal and surrender levels are influenced by such factors as the interest rate environment, the relative competitiveness of other financial products available, and the claims-paying and financial strength ratings of the Company's life insurance subsidiaries.

     EBD and GSM are not particularly sensitive to changes in interest rates because those policies do not have accumulation components. However, fair values of assets backing group liabilities are affected by changes in interest rates. Likewise, the Individual Division's term products, for which risk and profit are primarily mortality based, are also not interest-sensitive.

     In the Individual Division, interest-sensitive products (which include universal life, annuities, and dividend receiving policies in the Closed Block), the objective is to maintain target spreads in rising and falling interest rate environments. Credited interest rates for universal life policies and annuity contracts are established on a monthly basis by Guarantee Life's interest rate committee. For Closed Block policies, changes in interest rates affecting investment income are, over time, directly reflected through changes in dividends.

     Rising interest rates may help individual annuity sales, which have been depressed because low credited rates make those products less competitive compared to other consumer investment options. At the same time, more competitive rates available on new products make the existing business more likely to surrender. Alternatively, decreasing interest rates may present an opportunity to widen the spread on existing policies, but may make it more difficult to sell new accumulation business at appropriate margins.

     The fair values of Guarantee Life's fixed maturity investments will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument, and other general market conditions.

     At December 31, 1998, Guarantee Life had $112.5 million of outstanding debt consisting of a six-year Senior Secured Term Loan Facility with a balance of $82.5 million and a five-year Senior Secured Revolving Credit Facility with a balance of $30.0 million. The interest rate is computed as LIBOR plus a margin based upon Guarantee Life's leverage ratio and A.M. Best(R) Rating. This rate was 6.75% at December 31, 1998. Because the rate is variable, the fair value of the outstanding debt would remain constant in a changing rate environment.

     The table below summarizes the estimated effects of hypothetical increases and decreases in interest rates (shown in basis points) on certain assets that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Significant variations in market interest rates could produce changes in the timing of repayments due to prepayment options available. For these reasons, actual results might differ from those reflected in the table that follows:

                                                    Estimated Fair Value after Hypothetical Change in Interest Rate (000's)
                                               --------------------------------------------------------------------------------
                                               Fair Value       100 bp decr       100 bp incr      200 bp incr      300 bp incr
                                               ----------       -----------       -----------      -----------      -----------
As of December 31, 1998:
   Bonds and mortgage loans                     $1,138,900        $1,188,404       $1,091,463       $1,046,304       $1,003,467
   Mortgage-backed securities                      327,356           335,471          317,218          304,606          290,956
                                                   -------           -------          -------          -------          -------
     Total                                      $1,466,256        $1,523,815       $1,408,681       $1,350,910       $1,294,423

As of December 31, 1997:
   Bonds and mortgage loans (1)                    969,032         1,013,644          926,473          886,106          848,428
   Mortgage-backed securities (1)                  195,117           198,833          189,946          183,714          177,045
                                                   -------           -------          -------          -------          -------
     Total                                      $1,164,149        $1,212,477       $1,116,419       $1,069,820       $1,025,473

(1)  December 31, 1997 amounts exclude Westfield , which was acquired in May
     1998.

Competition

     Guarantee Life competes with a large number of other insurers, managed care providers and non-insurance financial services companies, such as banks, broker-dealers and mutual funds, many of whom have greater financial resources, offer alternative products and, with respect to other insurers, may have higher ratings than Guarantee Life. Competition exists for employer groups, individual consumers and agents and other distributors of insurance products. Most currently, insured employer groups are underwritten on an annual basis, and employers may seek competitive quotations from several sources prior to renewal. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell annuities and life insurance products. Guarantee Life may also face increased competition with respect to its group non-medical products as other group health insurers enter these markets to diversify their businesses.

     Guarantee Life believes that a strong distribution system is vital to remaining competitive in the marketplace. It must attract and maintain productive agents and brokers to sell its insurance and annuity products. Strong competition exists among insurance companies for agents and brokers with demonstrated abilities who are seeking companies with competitive compensation and products. In addition to agents and brokers, the opportunities for new distribution channels are increasing rapidly due to technological advances such as the internet. Guarantee Life recognizes the importance of new technology and will strive to position itself to take advantage of technological opportunities.

Employees

     As of December 31, 1998, Guarantee Life had 731 full- and part-time employees. None of Guarantee Life's employees are covered by a collective bargaining agreement. Management believes its relations with employees are satisfactory.

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

     Examinations. Nebraska law requires the Nebraska Department of Insurance to conduct periodic financial examinations of each domestic insurance company and its operations. No material issues were raised during the most recent financial examination of Guarantee Life Insurance and Guarantee Protective Life Company (a wholly owned subsidiary of Guarantee Life Insurance) for the three-year period ending December 31, 1996.

     Pennsylvania law requires the Pennsylvania Department of Insurance to conduct periodic financial examinations of each domestic insurance company and its operations. No material issues were raised during the most recent financial examination of AGL for the three-year period ending December 31, 1995.

     Westfield was redomesticated to Nebraska effective September 1, 1998 and is now subject to the jurisdiction of the Nebraska Department of Insurance. Its most recent regulatory financial examination was performed by the Ohio Department of Insurance for the three year period ending December 31, 1994. No material issues were raised.

     Regulation of Investments. Guarantee Life Insurance and Westfield are subject to Nebraska laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories such as below investment grade fixed maturity securities, equity real estate and equity securities. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus. As of December 31, 1998, Guarantee Life Insurance and Westfield complied, in all material respects, with all laws and regulations relating to investments.

     AGL is subject to Pennsylvania laws and regulations that require diversification of its investment portfolio and limit the amount of investments in certain investment categories such as below investment grade fixed maturity securities, equity real estate and equity securities. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus. As of December 31, 1998, AGL's investments complied in all material respects with all such laws and regulations.

     Holding Company Regulation. The Holding Company is subject to Nebraska's Insurance Holding Company System Act, which generally contains certain reporting requirements as well as restrictions on transactions between an insurer and its holding company or one or more of either of their affiliates. Under this act, the Director may, under certain circumstances, prevent transactions between Guarantee Life Insurance and any of its affiliates, including the Holding Company, which involve certain marketing affiliations, cost-sharing arrangements, sales, purchases, exchanges, loans or extensions of credit, dividends in excess of certain limits or investments that require the prior approval of the Director.

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

     The Clinton Administration has recently proposed raising excise taxes on the deferred acquisition costs of selling life insurance products, ending the deduction for interest on loans against corporate-owned life insurance, and including policyholders' surplus account balances in gross income, thus raising insurers' federal taxes. The industry feels the proposed taxes will indirectly raise the cost of popular insurance-related retirement products and, thus, would be harmful to consumers and the industry.

     Congress continues debate on H.R. 10, the financial services reform bill, which would, among other things, allow banks to sell life insurance products. Currently, the main unresolved issue is which government bureaucracy will regulate such sales and what role the state insurance regulators would play. Passage of this bill will result in a significant increase in competition in the future.

ITEM 2. Properties.
      Guarantee Life's headquarters are located at 8801 Indian Hills Drive, Omaha, Nebraska and consist of 200,000 square feet of office space owned by Guarantee Life, including a 60,000 square foot office building constructed in 1995. In addition, Guarantee Life leases the space used by PFG, Westfield and regional group offices under short-term leases. Management believes that its facilities will be adequate for its anticipated needs in all material respects.

ITEM 3. Legal Proceedings.
      Guarantee Life is a defendant in actions arising out of its insurance operations and is, from time to time, involved as a party in various governmental and administrative proceedings. While the outcome of such pending or future litigation cannot be predicted, as of the date hereof, Guarantee Life does not believe that any such pending litigation will have a material adverse effect on Guarantee Life's financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of the shareholders of the Holding Company during the fourth quarter of 1998.


PART II.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters. The information required by this Item is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28, and "Shareholder Information" on page 59 in Guarantee Life's 1998 Annual Report to Shareholders.

ITEM 6. Selected Financial Data.
      The information required by this Item is incorporated herein by reference from "Summary Consolidated Financial and Operating Data" on page 17, and from "Consolidated Statements of Income" on page 32 in Guarantee Life's 1998 Annual Report to Shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     The information required by this Item is incorporated herein by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-29 in Guarantee Life's 1998 Annual Report to Shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The information required by this Item is incorporated herein by reference from pages 16-17 of this Form 10-K..

ITEM 8. Financial Statements and Supplementary Data.
      The information required by this Item is incorporated herein by reference from pages 30-58 in Guarantee Life's 1998 Annual Report to Shareholders.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.


PART III.

ITEM 10. Directors and Executive Officers of the Registrant.
      The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1999, incorporated herein by reference.

ITEM 11. Executive Compensation.
      The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1999, incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
      The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1999, incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.
      The information required by this Item will be set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1999, incorporated herein by reference.


PART IV.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)
      (1) The following financial statements are incorporated herein by reference under Item 8, Guarantee Life's 1998 Annual Report to Shareholders, filed as Exhibit 13:
               Consolidated Balance Sheets
               Consolidated Statements of Income
               Consolidated Statements of Shareholders' Equity
               Consolidated Statements of Cash Flows
               Notes to the Consolidated Financial Statements

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

        (3) The following exhibits are being filed pursuant to Item 14(c) of Form 10-K. Exhibit numbers refer to the paragraph numbers under
                Item 601 of Regulation S-K :

        2(a)    Plan of Conversion of Guarantee Mutual Life Company(2)
        2(b)    Amendment No. 1 to Plan of Conversion(2)
        2(c)    Merger Agreement among The Guarantee Life Companies Inc.,
                Guarantee Subsidiary, Inc. and PFG, Inc., dated as of October
                17, 1997. (7)
        2(d)    Stock Purchase Agreement among The Guarantee Life Companies
                Inc., Ohio Farmers Insurance Company and Westfield Life
                Insurance Company dated as of March 19, 1998..(9)
        3(a)    Amended and Restated Certificate of Incorporation of The
                Guarantee Life Companies Inc.(3)
        3(b)    Amended and Restated Bylaws of The Guarantee Life Companies Inc.
                (11)
        4(a)    Form of Certificate of The Guarantee Life Companies Inc. Common
                Stock, par value $0.01 per share(2)
        4(b)    Rights Agreement(8)
        10(a)   The Guarantee Life Companies Inc.'s 1994 Long Term Incentive
                Plan(2)
        10(b)   The Guarantee Life Companies Inc. and Guarantee Mutual Life
                Company Executive Severance Plan(2)
        10(c)   Guarantee Mutual Life Company Retirement Plan(2)
        10(d)   Guarantee Mutual Life Company Supplemental Retirement Plan(2)
        10(e)   Guarantee Mutual Life Company Equalizer Plan(2)
        10(f)   Employment Agreement with Robert D. Bates, as amended and
                restated effective January 1, 1997(5)
        10(g)   Severance Agreement with Theodore C. Cooley(2)
        10(h)   Guarantee Mutual Life Company Phantom Stock Plan as Amended and
                Restated(2)
        10(i)   Amendment No. 1 to The Guarantee Life Companies Inc.'s 1994 Long
                Term Incentive Plan(2)
        10(j)   Amendment No. 2 to The Guarantee Life Companies Inc.'s 1994
                Long-Term Incentive Plan(5)
        10(k)   Amendment No. 3 to The Guarantee Life Companies Inc.'s 1994
                Long-Term Incentive Plan(6)
        10(l)   The Guarantee Life Companies Inc. Directors Stock Incentive
                Plan(1)
        10(m)   Amendment No. 1 to The Guarantee Life Companies Inc. Directors
                Stock Incentive Plan(4)
        10(n)   Revised Exhibit A to The Guarantee Life Companies Inc. and
                Guarantee Life Insurance Company Executive Severance Plan(4)
        10(o)   Credit Agreement by and between The Guarantee Life Companies
                Inc., Guarantee Life Insurance Company, The Chase Manhattan
                Bank, Credit Lyonnais New York Branch, Deutsch Bank AG, New York
                and/or Cayman Island Branches, FirstMerit Bank, N.A., First
                National Bank of Chicago, First National Bank of Omaha, First
                Union National Bank, Fleet National Bank, Norwest Bank Nebraska,
                N.A., State Street Bank and Trust Company and SunTrust Bank
                dated as of May 28, 1998.(10)
        10(p)   Retirement Plan for Employees of The Guarantee Life Companies
                Inc. (As Amended and Restated Effective January 1, 1998)
        10(q)   Amendment No. 1 to the Guarantee Mutual Life Company Phantom
                Stock Plan (As Amended and Restated).
        10(r)   Amendment No. 4 to The Guarantee Life Companies Inc.'s 1994
                Long-Term Incentive Plan.
        10(s)   Amendment No. 5 to The Guarantee Life Companies Inc.'s 1994
                Long-Term Incentive Plan.
        10(t)   Second Revised Exhibit A to The Guarantee Life Companies Inc.
                and Guarantee Life Insurance Company Executive Severence Plan.
        10(u)   The Guarantee Life Companies Inc. Supplemental Retirement Plan
                (As Amended and Restated effective January 1, 1998).
        10(v)   The Guarantee Life Companies Inc. Equalizer Plan (As Amended and
                Restated January 1, 1998).
        13      1998 Annual Report to Shareholders
        21      Subsidiaries of the Registrant
        23      Consent of KPMG Peat Marwick LLP
        24(a)   Powers of Attorney(3)
        24(b)   Power of Attorney of Director Gammill(11)
        27      Financial Data Schedule

       ------------------------------------------------

        (1) Incorporated by reference as an exhibit to Registrant's Form 10-Q for the fiscal quarter ended June 30, 1996 (Commission File No. 0-26788).

        (2) Incorporated by reference as an exhibit to Registrant's Registration Statement on Form S-1, Registration No. 33-92992.
        (3) Incorporated by reference as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-26788).
        (4) Incorporated by reference as an exhibit to Registrant's Form 10-Q for the fiscal quarter ended September 30, 1996 (Commission File No. 0-26788).
        (5) Incorporated by reference as an exhibit to Registrant's Form 10-Q for the fiscal quarter ended March 31, 1997 (Commission File No. 0-26788).
        (6) Incorporated by reference as an exhibit to Registrant's Form 10-Q for the fiscal quarter ended June 30, 1997 (Commission File No. 0-26788).
        (7) Incorporated by reference as an exhibit to Registrant's Form 8-K filed December 23, 1997 (Commission File
             No. 0-26788).
        (8) Incorporated by reference as an exhibit to Registrant's Form 8-K filed November 25, 1996 (Commission File 0-26788)
        (9) Incorporated by reference as an exhibit to Registrant's Form 8-K filed March 19, 1998 (Commission File No. 0-26788).
        (10) Incorporated by reference as an exhibit to Registrant's Form 8-K filed June 12, 1998 (Commissions File No. 0-26788).
        (11) Incorporated by reference as an exhibit to Registrant's Form 10-K filed March 18, 1998 (Commission File No. 0-26788).

(b) The following Current Reports on Form 8-K were filed during the last fiscal quarter of the period covered by this Report:

         Item Reported          Financial Statements Filed       Date of Report
         -------------          --------------------------       --------------

         Item 5 - Other Events            None                  October 7, 1998

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated this 26th day of March, 1999.


                                    THE GUARANTEE LIFE COMPANIES INC.

                                        By /s/ RICHARD A. SPELLMAN
                                          --------------------------------------
                                        Richard A. Spellman
                                        Senior Vice President, General Counsel &
                                        Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1999.

            Signatures                           Title
            ----------                           -----


     /s/ ROBERT D. BATES*      Chairman of the Board,
-----------------------------  Director, President and Chief Executive Officer
     Robert D. Bates           (Principal Executive Officer)


     /s/ WILLIAM L. BAUHARD    Senior Vice President, Chief Financial Officer
-----------------------------  and Treasurer (Principal Financial & Accounting
     William L. Bauhard        Officer)


     /s/ C.R. "Bob"  BELL*     Director
-----------------------------
     C. R. "Bob" Bell


     /s/ THEODORE C. COOLEY    Executive Vice President
-----------------------------  Director
     Theodore C. Cooley


     /s/ LEE M. GAMMILL, JR.*  Director
-----------------------------
     Lee M. Gammill, Jr.


     /s/ THOMAS T. HACKING*    Director
-----------------------------
     Thomas T. Hacking


     /s/ JAMES M. McCLYMOND*   Director
-----------------------------
     James M. McClymond


     /s/ BERNARD W. REZNICEK*  Director
-----------------------------
     Bernard W. Reznicek


     /s/ ADRIAN J. SCRIBANTE*  Director
-----------------------------
     Adrian J. Scribante


     /s/ JANICE D. STONEY*     Director
-----------------------------
     Janice D. Stoney

     /s/ WILLIAM F. WELSH II*  Director
-----------------------------
     William F. Welsh II


*By Richard A. Spellman, as attorney-in-fact

                                                 /s/  RICHARD A. SPELLMAN
                                        ----------------------------------------
                                        Richard A. Spellman, as attorney-in-fact
                                        for the individuals as indicated

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






                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of The Guarantee Life Companies Inc.:

     Under date of February 16, 1999, we reported on the consolidated balance sheets of The Guarantee Life Companies Inc. and subsidiaries (Guarantee Life) as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of Guarantee Life's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                           KPMG Peat Marwick LLP

Omaha, Nebraska
February 16, 1999

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                      SCHEDULE I--SUMMARY OF INVESTMENTS

                               December 31, 1998
                                (In Thousands)

                                                                                     Fair            Carrying
                       Type of Investments                       Cost (1)           Value              Value
                       -------------------                      ----------        ----------        ----------
Fixed maturities:
     U.S. Treasury securities and obligations of U.S.
         Government corporations and agencies...............    $  141,371        $  144,441        $  144,386
     Obligations of states and political subdivisions.......        20,735            22,893            22,259
     Debt maturities issued by foreign governments..........        22,372            24,517            24,494
     Corporate securities...................................       782,608           819,149           805,157
     Mortgage-backed securities.............................       301,222           304,767           304,445
                                                                ----------        ----------        ----------
     Total fixed maturities.................................    $1,268,308        $1,315,767        $1,300,741
                                                                ----------        ----------        ----------
Equity securities:
     Common stocks of banks, trusts and insurance
         Companies..........................................        20,643            23,835            23,835
Mortgage loans..............................................       105,211           109,438           103,736
Policy loans................................................        77,984            72,829            77,984
Investment real estate......................................         3,211             7,800             3,211
Other long-term investments.................................        14,589            14,589            14,589
Short-term investments......................................        43,074            43,074            43,074
                                                                ----------        ----------        ----------
Total investments...........................................    $1,533,020        $1,587,332        $1,567,170
                                                                ==========        ==========        ==========

(1) Fixed maturities at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

     Table above includes Closed Block invested assets with cost of $304.4 million, fair value of $314.9 million, and carrying value of $314.1 million.

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

                        THE GUARANTEE LIFE COMPANIES INC.

           SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 (In Thousands)


                                Balance Sheet
                                -------------
                                                                                    As of and for the period ended December 31,
                                                                                    -------------------------------------------
                                                                                                1998               1997
                                                                                            ----------          ----------
Investment in consolidated subsidiaries..............................................       $  332,711          $  219,818
Other invested assets................................................................                0               2,248
                                                                                            ----------          ----------
     Total invested assets...........................................................          332,711             222,066
Cash and cash equivalents............................................................            3,513                 523
Dividends receivable from subsidiary.................................................                0              15,000
Other assets.........................................................................            5,769               1,799
                                                                                            ----------          ----------
Total assets.........................................................................          341,993             239,388
                                                                                            ==========          ==========

Notes Payable........................................................................       $  112,500          $   30,000
Accrued liabilities..................................................................            3,976               1,216
Income taxes.........................................................................           (4,525)             (1,026)
                                                                                            ----------          ----------
Total liabilities....................................................................          111,951              30,190

Shareholders' equity:
     Common stock....................................................................       $      103          $       99
     Additional paid-in capital......................................................          201,255             191,123
     Retained earnings...............................................................           33,962              27,463
     Treasury stock, end of year.....................................................          (25,054)            (22,512)
     Accumulated other comprehensive income, net.....................................           19,776              13,025
                                                                                            ----------          ----------
Total shareholders' equity...........................................................          230,042             209,198
                                                                                            ----------          ----------
Total liabilities and shareholders' equity...........................................       $  341,993          $  239,388
                                                                                            ==========          ==========

                                Income Statement
                                ----------------
                                                                                           For the period ended  December 31,
                                                                                           ----------------------------------
                                                                                             1998          1997        1996
                                                                                             ----          ----        ----
Equity in earnings of subsidiaries...................................................      $ 15,527     $ 17,642    $ 15,723
Investment income, net...............................................................           694          (69)      1,057
Realized Losses......................................................................         3,010            0           0
General and administrative expenses..................................................         7,681        1,774       2,146
                                                                                           --------     --------    --------
Income before income taxes...........................................................         5,530       15,799      14,634
Income tax (benefit)expense..........................................................        (3,499)        (645)       (381)
                                                                                           --------     --------    --------
Net income...........................................................................      $  9,029     $ 16,444    $ 15,015
                                                                                           ========     ========    ========

                   Consolidated Statements of Comprehensive Income
                   -----------------------------------------------
                                                                                          For the period ended  December 31,
                                                                                          ----------------------------------
                                                                                             1998          1997       1996
                                                                                             ----          ----       ----
Net income...........................................................................     $  9,029      $ 16,444    $ 15,015
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) of invested
  assets carried at fair value, net..................................................        6,751         9,113    (11,014)
                                                                                          --------       -------    -------
Comprehensive income.................................................................     $ 15,780       $25,557    $ 4,001
                                                                                          ========       =======    =======

                       THE GUARANTEE LIFE COMPANIES INC.

          SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  (CONTINUED)
                                (In Thousands)




                                                                        For the period ended December 31,
                                                                      -------------------------------------
                                                                         1998          1997          1996
                                                                      ---------     ---------     ---------
                         Cash Flow
                         ---------
Cash flows from operating activities:
Net income.....................................................       $   9,029     $  16,444     $  15,015
Adjustments to reconcile net income to net cash provided by
 operating activities
     Equity in earnings of subsidiaries........................         (15,527)      (17,642)      (15,723)
     Other, net................................................          (4,446)       (1,615)          (39)
                                                                      ---------     ---------     ---------
Net cash used by operations....................................         (10,944)       (2,813)         (747)
                                                                      ---------     ---------     ---------
Cash flows from investing activities:
     Dividend from insurance subsidiary........................          25,132        10,000             -
     Purchases (sales)of fixed maturities......................             (11)       17,494       (17,547)
     Purchase of PFG, Inc......................................               -       (28,457)            -
     Purchase of Westfield.....................................         (90,863)            -             -
     Net change in short term investments......................           2,248          (954)       (1,294)
                                                                      ---------     ---------     ---------
Net cash used by investing activities..........................         (63,494)       (1,917)      (18,841)
                                                                      ---------     ---------     ---------
Cash flows from financing activities:
     Net proceeds from issuance of note payable................          82,500        30,000             -
     Purchase of treasury stock................................          (3,150)      (23,603)            -
     Options exercised.........................................             608         1,091             -
     Change in unpaid IPO expenses.............................               -             -        (1,302)
     Dividends paid to shareholders............................          (2,530)       (2,416)       (1,591)
                                                                      ---------     ---------     ---------
Net cash provided (used) by financing activities...............          77,428         5,072        (2,893)
                                                                      ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents...........           2,990           342       (22,481)
Cash and cash equivalents at beginning of period...............             523           181        22,662
                                                                      ---------     ---------     ---------
Cash and cash equivalents at end of period.....................       $   3,513     $     523     $     181
                                                                      =========     =========     =========

Supplemental disclosure of noncash investing activities:
         On June 2, 1998, Guarantee Life issued 371,402 shares of common stock valued at $10.0 million in conjunction with the Westfield acquisition.

These condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                 (In Thousands)


                                                 Future
                                                 Policy
                                                Benefits,
                                              Policyholder
                                                Account                  Premium
                                   Deferred     Balances                 Revenue                                         Other
                                    Policy        and       Unearned       and        Net       Policy      Policy     Insurance
                                  Acquisition    Claims     Premium    Policyholder Investment  Holder    Acquisition  Operating
             Segment                  Cost       Payable    Revenue    Assessments   Income     Benefits     Costs      Expenses
             -------              ----------- ------------ ---------- ------------- ---------- ---------- ----------- -----------
Year ended December 31, 1998:
  Employee Benefits Division.....  $  3,833    $  123,231    $  1,736    $201,337    $11,797     $150,071    $26,975    $46,336
  Group Special Markets..........         0        39,658         140      59,246      1,709       33,776     30,252      8,547
  Individual Division............   151,486     1,297,683      11,583      81,565     81,723       88,381     22,807     25,126
  Corporate......................         -          (223)          -           -      1,340            1          1      7,219
                                   --------    ----------    --------    --------    -------     --------    -------    -------
      Total......................   155,319     1,460,349      13,459     342,148     96,569      272,229     80,035     87,228
                                   ========    ==========    ========    ========    =======     ========    =======    =======

Year ended December 31, 1997:
  Employee Benefits Division.....  $    536    $   91,658    $    658    $155,744    $10,125     $107,065    $22,601    $38,375
  Group Special Markets..........         0        33,484         108      44,258      2,555       21,354     22,790      6,640
  Individual Division............   114,393     1,009,267      11,100      51,859     67,732       59,809     13,956     17,806
  Corporate......................         -             -           -           -        (69)           -          -      1,774
                                   --------    ----------    --------    --------    -------     --------    -------    -------
      Total......................   114,929     1,134,408      11,866     251,861     80,343      188,228     59,347     64,595
                                   ========    ==========    ========    ========    =======     ========    =======    =======

Year ended December 31, 1996:
  Employee Benefits Division.....  $      -    $   84,688    $    474    $104,126    $  5,159    $ 69,042    $15,024    $25,624
  Group Special Markets..........         -        32,934          95      49,497       4,309      23,526     21,364     10,365
  Individual Division............    91,893       888,478      10,110      49,852      65,389      61,075     13,165     17,489
  Corporate......................         -             -           -           -       1,057           -          -      2,146
                                   --------    ----------    --------    --------    --------    --------    -------    -------
      Total......................    91,893     1,006,100      10,679     203,475      75,914     153,643     49,553     55,624
                                   ========    ==========    ========    ========    ========    ========    =======    =======

     The table above includes assets and liabilities allocated to the Closed Block, as well as revenues and expenses for the years ending December 31, 1998, 1997 and 1996.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                           SCHEDULE IV--REINSURANCE
                                (In Thousands)

                                                    Gross                                                             Percentage
                                                    Amount           Ceded            Assumed                         of Amount
                                                    Before          to Other        From Other           Net           Assumed
                                                 Reinsurance       Companies         Companies         Amount          to Net
                                                 -----------       ----------       ----------       -----------      ----------
Year ended December 31, 1998:
Life insurance in force...................       $47,309,551       $4,808,809       $1,060,683       $43,561,425         2.43%
                                                 ===========       ==========       ==========       ===========         ====
Premiums:
     Life and annuity(1) (2)                         172,636           14,689            1,536           159,483         0.96%
     Accident and Health..................           239,164           63,392            6,893           182,665         3.77%
                                                 -----------       ----------       ----------       -----------         ----
     Total premiums.......................       $   411,800       $   78,081       $    8,429       $   342,148         2.46%
                                                 ===========       ==========       ==========       ===========         ====

Year ended December 31, 1997:
Life insurance in force...................       $37,504,746       $4,073,045         $888,007       $34,319,708         2.59%
                                                 ===========       ==========       ==========       ===========         ====
Premiums:
     Life and annuity(1)..................           126,717            5,065            1,213           122,865         0.99%
     Accident and health..................           172,318           50,704            7,382           128,996         5.72%
                                                 -----------       ----------       ----------       -----------         ----
     Total premiums.......................       $   299,035       $   55,769       $    8,595       $   251,861         0.56%
                                                 ===========       ==========       ==========       ===========         ====

Year ended December 31, 1996:
Life insurance in force...................       $29,116,078       $1,530,511       $  339,044       $27,924,611         1.21%
                                                 ===========       ==========       ==========       ===========         ====
Premiums:
     Life and annuity(1)..................           112,345            4,893              781           108,233         0.72%
     Accident and health..................           135,531           40,915              626            95,242         0.66%
                                               -------------       ----------       ----------       -----------         ----
     Total premiums.......................     $     247,876       $   45,808       $    1,407       $   203,475         0.69%
                                               =============       ==========       ==========       ===========         ====

(1)      Includes life insurance premiums and policyholder assessments.
(2) Includes gross amount of $20,342 and ceded amount of $200 attributable to Closed Block.

         The table above includes amounts attributable to the Closed Block.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)


                                                  Beginning        Charged to                           Ending
              Description                          Balance         Operations        Deductions         Balance
              -----------                          -------         ----------        ----------         -------
Year ended December 31, 1998:
     Allowance for other invested assets...        $2,555            $    -            $    -            $2,555
     Allowance for mortgage loans..........         1,264               212                 1             1,475
                                                   ======            ======            ======            ======

Year ended December 31, 1997:
     Allowance for other invested assets...        $2,055            $  500            $    -            $2,555
     Allowance for mortgage loans..........           806               588               130             1,264
                                                   ======            ======            ======            ======

Year ended December 31, 1996:
     Allowance for other invested assets...        $2,958                 -               903            $2,055
     Allowance for mortgage loans..........           744                92                30               806
                                                   ======            ======            ======            ======