Form 10-Q
period 1999-03-31
GUARANTEE LIFE COMPANIES INC
filed 1999-05-14
CIK 946149

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                             --------------------
                                   FORM 10-Q
                             --------------------

_________________________________________________
(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


For the quarter ended March 31, 1999
                                      or
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                                                  Commission File Number 0-26788


                       THE GUARANTEE LIFE COMPANIES INC.
          (Exact Name of the Registrant as Specified in its Charter)



          Delaware                                  47-0785066
   (State of Incorporation)            (I.R.S. Employer Identification Number)



                8801 Indian Hills Drive, Omaha, Nebraska  68114
              (Address of Principal Executive Offices)  (Zip Code)



             Registrant's telephone number:          (402) 361-7300



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes [X]   No [_]

       Shares of common stock outstanding as of May 7, 1999:  9,253,059



================================================================================

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                           ASSETS                                              MARCH 31,     DECEMBER 31,
                                           ------                                                1999            1998
                                                                                             -------------   -------------
                                                                                              (unaudited)
Invested assets:
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost: $883,777 and $865,597)......    $     897,296   $     888,363
          Held-to-maturity, at amortized cost (fair value: $169,542 and $158,341)........          164,665         147,180
                                                                                             -------------   -------------
                                                                                                 1,061,961       1,035,543

     Equity securities, at fair value (cost: $22,262 and $20,643)                                   25,319          23,835
     Mortgage loans, net.................................................................          103,664         103,736
     Policy loans........................................................................           31,972          31,767
     Investment real estate, net.........................................................            3,188           3,211
     Other invested assets, net..........................................................           22,544          54,970
     Closed Block invested assets........................................................          308,030         314,108
                                                                                             -------------   -------------
Total invested assets....................................................................        1,556,678       1,567,170

Cash and cash equivalents................................................................           20,565          23,794
Accrued investment income................................................................           14,891          13,900
Recoverable from reinsurers..............................................................           99,284          95,511
Accounts receivable, net.................................................................           25,439          19,641
Deferred policy acquisition costs........................................................          144,996         144,844
Property, plant and equipment, net.......................................................           19,592          19,929
Other assets.............................................................................           13,343          12,607
Closed Block other assets................................................................           14,300          16,224
Separate account assets..................................................................           95,164          78,629
                                                                                             -------------   -------------
Total assets.............................................................................    $   2,004,252   $   1,992,249
                                                                                             =============   =============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------
Future policy benefits...................................................................    $     177,343   $     178,133
Policyholder account balances............................................................          795,400         795,820
Policy and contract claims...............................................................           83,498          68,701
Other policyholder funds.................................................................           45,397          43,751
Unearned premium revenue.................................................................           13,509          13,149
Payable to reinsurers....................................................................           10,283           8,670
Notes payable ...........................................................................          113,750         112,500
Other liabilities........................................................................           43,768          54,846
Closed Block liabilities.................................................................          383,041         386,933
Discontinued operations, net.............................................................           20,526          21,075
Separate account liabilities.............................................................           95,164          78,629
                                                                                             -------------   -------------
Total liabilities........................................................................        1,781,679       1,762,207
                                                                                             -------------   -------------

Shareholders' equity:
     Common stock $0.01 par value; 30,000,000 shares authorized, 10,315,785 shares
        Issued...........................................................................              103             103
     Additional paid-in capital..........................................................          200,988         201,255
     Treasury stock, at cost (1,083,580 shares at March 31, 1999 and 1,087,124 shares at
        December 31, 1998)...............................................................          (24,741)        (25,054)
     Retained earnings...................................................................           36,877          33,962
     Net unrealized investment gain .....................................................            9,346          19,776
                                                                                             -------------   -------------
Total shareholders' equity...............................................................          222,573         230,042
Commitments and contingencies............................................................                -               -
                                                                                             -------------   -------------
Total liabilities and shareholders' equity...............................................    $   2,004,252   $   1,992,249
                                                                                             =============   =============

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                              1999            1998
                                                                                         --------------   -------------
REVENUES:
Direct and assumed premiums and policyholder assessments..............................   $      112,501    $     88,205
Reinsurance premiums..................................................................          (18,094)        (17,625)
                                                                                         --------------   -------------
Net premiums and policyholder assessments.............................................           94,407          70,580

Investment income, net................................................................           21,451          16,140
Realized investment gains.............................................................              234             119
Ceding commissions and other income...................................................            6,841           5,041
Contribution from Closed Block........................................................              735           1,202
                                                                                         --------------   -------------
Total revenues........................................................................          123,668          93,082
                                                                                         --------------   -------------

POLICYHOLDER BENEFITS:
Direct and assumed benefits...........................................................           88,980          67,022
Reinsurance recoveries................................................................          (14,369)        (13,033)
                                                                                         --------------   -------------
Net policyholder benefits.............................................................           74,611          53,989
                                                                                         --------------   -------------

EXPENSES:
Policy acquisition costs..............................................................           20,725          17,969
Other insurance operating expense.....................................................           22,930          20,571
                                                                                         --------------   -------------
Total expenses........................................................................           43,655          38,540
                                                                                         --------------   -------------


Income from continuing operations before income taxes                                             5,402             553
                                                                                         --------------   -------------

Income tax expense....................................................................            1,891             194
                                                                                         --------------   -------------

Net income from continuing operations.................................................            3,511             359
                                                                                         --------------   -------------
Net income (loss) from discontinued operations........................................               51              (2)
                                                                                         --------------   -------------
Net income............................................................................   $        3,562   $         357
                                                                                         ==============   =============

Basic Earnings per share:
     Weighted average shares outstanding..............................................        9,231,210       8,853,228
                                                                                         ==============   =============
     Net income from continuing operations............................................   $         0.38   $        0.04
                                                                                         ==============   =============
     Net income (loss) from discontinued operations...................................   $         0.01   $        0.00
                                                                                         ==============   =============
     Net income ......................................................................   $         0.39   $        0.04
                                                                                         ==============   =============

Diluted Earnings per share:
     Weighted average shares outstanding..............................................        9,321,797       9,174,541
                                                                                         ==============   =============
     Net income from continuing operations............................................   $         0.38   $        0.04
                                                                                         ==============   =============
     Net income (loss) from discontinued operations...................................   $         0.00   $        0.00
                                                                                         ==============   =============
     Net income.......................................................................   $         0.38   $        0.04
                                                                                         ==============   =============

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)


Comprehensive income for the three months ended March 31, 1999 (in thousands) is as follows:

Net income.................................................................                 $  3,562
Other comprehensive income, net of tax:
Unrealized losses on securities:
 Unrealized holding losses arising during period...........................     $(10,336)
 Less: reclassification adjustment for gains included in net income........          (94)    (10,430)
                                                                                --------    --------
Comprehensive income.......................................................                 $ (6,868)
                                                                                            ========

Comprehensive income for the three months ended March 31, 1998 (in thousands) is as follows:

Net income.................................................................                 $    357
Other comprehensive income, net of tax:
Unrealized losses on securities............................................                   (1,680)
                                                                                            --------
Comprehensive income.......................................................                 $ (1,323)
                                                                                            ========

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                                   1999            1998
                                                                                                ----------       ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES..........................................      $   (6,400)      $ (17,330)
                                                                                                ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed maturities...........................................................         (86,974)        (70,042)
   Sales, maturities, calls, and principal reductions of fixed maturities.................          51,682          60,740
   Sale of equity securities and short-term investments...................................          29,243          17,609
   Purchase of mortgage loans.............................................................          (1,200)         (1,325)
   Proceeds from repayment of mortgage loans..............................................           1,271           2,415
   Change in Closed Block invested assets.................................................           6,078           9,514
   Other, net.............................................................................           1,353          (1,253)
                                                                                                ----------       ---------
     Net cash provided (used) by investing activities.....................................           1,453          17,658
                                                                                                ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Deposits to policyholder account balances..............................................          20,578          16,738
   Withdrawals from policyholder account balances.........................................         (19,776)        (13,935)
   Purchase of treasury stock.............................................................               -          (3,150)
   Options exercised......................................................................             313             507
   Proceeds from issuance of notes payable................................................           5,000               -
   Principal payments on long term debt...................................................          (3,750)              -
   Shareholder dividends..................................................................            (647)           (619)
                                                                                                ----------       ---------
     Net cash (used)  provided by financing activities....................................           1,718            (459)
                                                                                                ----------       ---------
Net increase (decrease) in cash and cash equivalents......................................          (3,229)           (131)
Cash and cash equivalents at beginning of period..........................................          23,794           8,608
                                                                                                ----------       ---------
Cash and cash equivalents at end of period................................................      $   20,565       $   8,477
                                                                                                ==========       =========

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1999 and 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying unaudited condensed consolidated financial statements include The Guarantee Life Companies Inc. and its direct and indirect wholly-owned insurance subsidiaries ("Guarantee Life"). These financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the periods presented.

     Operating results for the three month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1998, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1998.

(2)  INVESTMENTS
     Fixed maturities at March 31, 1999 (in thousands) are as follows:

                                                                               Gross           Gross         Estimated
                                                              Amortized      Unrealized      Unrealized        Fair
                                                                Cost            Gains          Losses          Value

                                                             -------------   -------------  --------------  -------------
     Available-for-sale:
        U.S. Treasury securities and obligations of U.S.
          Government corporations and agencies............     $  100,445         $   826       $     287     $  100,984
        Obligations of states and political subdivisions..          7,949             973               -          8,922
        Debt securities issued by foreign governments.....          8,449              96              20          8,525
        Corporate securities..............................        487,513          17,872           7,811        497,574
        Mortgage-backed securities........................        212,294           3,006           1,322        213,978
        Other asset-backed securities.....................         67,127             695             509         67,313
                                                            -------------   -------------  --------------  -------------
                                                                  883,777          23,468           9,949        897,296
        Equity securities.................................         22,262           3,900             843         25,319
                                                            -------------   -------------  --------------  -------------
                                                               $  906,039       $  27,368       $  10,792     $  922,615
                                                            =============   =============  ==============  =============
    Held-to-maturity:
        U.S. Treasury securities and obligations of U.S.
          Government corporations and agencies............     $    3,594       $      40               -     $    3,634
        Obligations of states and political subdivisions..          7,706             471               -          8,177
        Corporate securities..............................        122,470           7,749             911        129,308
        Mortgage-backed securities........................         19,648               -           2,268         17,380
        Other asset-backed securities.....................         11,247             182             386         11,043
                                                            -------------   -------------  --------------  -------------
                                                               $  164,665       $   8,442       $   3,565     $  169,542
                                                            =============   =============  ==============  =============

(3)  CLOSED BLOCK
     Summarized condensed financial information of the Closed Block (in thousands) is as follows:

                                           Assets                                             March 31,    December 31,
                                           ------
                                                                                                1999           1998
                                                                                            -------------  -------------
     Invested assets:
        Fixed maturities:
          Available-for-sale, at fair value (amortized cost:  $212,653 and $210,935).....        $217,885       $220,603
          Held-to-maturity, at amortized cost (fair value:  $47,142 and $48,460).........          44,530         44,595
                                                                                            -------------  -------------
                                                                                                  262,415        265,198
        Policy loans.....................................................................          44,999         46,217
        Other invested assets, net.......................................................             616          2,693
                                                                                            -------------  -------------
    Total invested assets................................................................         308,030        314,108
    Cash and cash equivalents............................................................             884          2,000
    Accrued investment income............................................................           2,438          2,367
    Deferred policy acquisition costs....................................................           9,914         10,476
    Other assets.........................................................................           1,065          1,381
                                                                                            -------------  -------------
    Total Closed Block assets............................................................        $322,331      $ 330,332
                                                                                            =============  =============

                                         LIABILITIES                                           March 31,     December 31,
                                         -----------
                                                                                                 1999          1998
                                                                                            -------------  -------------
    Life future policy benefits..........................................................       $298,296       $300,254
    Policyholder account balances for annuity contracts..................................            892            885
    Policy and contract claims...........................................................            717            839
    Other policyholder funds.............................................................         71,940         71,966
    Dividends payable to policyholders...................................................          7,116          7,052
    Deferred income taxes................................................................          1,831          3,384
    Other liabilities....................................................................          2,249          2,553
                                                                                            -------------  -------------
    Total Closed Block liabilities.......................................................       $383,041       $386,933
                                                                                            =============  =============

    Condensed statement of income for the Closed Block for the three months ended March 31 (in thousands):

                                                                                                   Three Months Ended
                                                                                                        March 31,

                                                                                                1999           1998
                                                                                            -------------  -------------
    Revenues:
    Insurance premiums and policyholder assessments, net of reinsurance..................       $  4,857      $   5,236
    Investment income, net...............................................................          5,694          5,633
    Realized investment gains (losses) ..................................................              -             11
    Other income.........................................................................              -              2
                                                                                            -------------  -------------
    Total revenues.......................................................................         10,551         10,882
                                                                                            -------------  -------------

    Policyholder benefits and expenses:
    Total policyholder benefits..........................................................          5,400          6,106
    Policy acquisition costs.............................................................            637            439
    Other insurance operating expense....................................................          1,020            107
                                                                                            -------------  -------------
    Total benefits and expenses..........................................................          7,057          6,652
    Dividends to policyholders...........................................................          2,759          3,028
                                                                                            -------------  -------------
    Contribution from the Closed Block...................................................       $    735      $   1,202
                                                                                            =============  =============

     The Closed Block includes only those revenues, benefits, expenses, and dividends resulting from the policies which were included in the Closed Block on December 26, 1995, the effective date of Guarantee Life Insurance Company's conversion to a stock life insurance company. The pre-tax income of the Closed Block is reported as a single line item, Contribution from Closed Block, in Guarantee Life's condensed consolidated statements of income. Income tax expense applicable to the Closed Block is reflected as a component of income tax expense.

     The excess of Closed Block liabilities over Closed Block assets as of March 31, 1999 represents the estimated future contribution from Closed Block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

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

(5)  RESTRICTED COMMON SHARES
     Effective May 31, 1998, The Guarantee Life Companies Inc. acquired Westfield Life Insurance Company. As partial consideration, 371,402 shares of previously authorized, but unissued, common stock were issued. These shares have a restriction on transfer and are restricted from sale for a period of two years. They are also restricted for five years from sale to any party who would own two percent or more of Guarantee Life's issued and outstanding stock after transfer. These shares also have restricted voting rights. For a period of five years, all restricted shares of common stock will be voted in concurrence with the recommendation of the Board of Directors of Guarantee Life in matters submitted to the shareholders of Guarantee Life for vote or consent.


ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated financial condition and results of operations of Guarantee Life should be read in conjunction with the condensed consolidated financial statements and the notes thereto included herein.

FORWARD-LOOKING STATEMENTS
     This 10-Q report contains certain forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various management expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual results to differ materially from those projected. Such statements reflect the current view of Guarantee Life with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1998. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
     The following table presents the consolidated results of operations combined with the results of operations of the Closed Block. As part of the conversion to a stock life insurance company in 1995, Guarantee Life Insurance established a Closed Block to provide for dividends on certain policies that were in force on December 26, 1995 (the "Effective Date"). After the Effective Date, the operating results from the Closed Block are reported on one line, Contribution from Closed Block, in the consolidated statements of income. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

COMBINED RESULTS OF OPERATIONS (IN THOUSANDS)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                                1999           1998
                                                                                           -------------    ----------
Revenues:
     Premiums and policyholder assessments, net..........................................  $      99,264    $   75,816
     Investment income, net..............................................................         27,145        21,773
     Realized investment gains...........................................................            234           130
     Ceding commissions and other income.................................................          6,841         5,043
                                                                                            ------------    ----------
Total revenues...........................................................................        133,484       102,762

Benefits and expenses:
     Policyholder benefits, net of reinsurance...........................................         80,011        60,095
     Expenses............................................................................         45,308        39,086
     Dividends to policyholders..........................................................          2,763         3,028
                                                                                            ------------    ----------
Total policyholder benefits and expenses.................................................        128,082       102,209
                                                                                            ------------    ----------
Income from continuing operations before income taxes....................................          5,402           553
Income taxes.............................................................................          1,891           194
                                                                                            ------------    ----------
Net income from continuing operations....................................................  $       3,511    $      359
                                                                                            ============    ==========
Net income excluding realized gains......................................................  $       3,359    $      275
                                                                                            ============    ==========

     INVESTMENT INCOME, NET. Net investment income increased $5.4 million, or 24.7% for the first quarter of 1999 over 1998. This increase was caused by an increase in invested assets, which increased $356 million, or 29.6% from $1,200.7 million as of March 31, 1998, to $1,556.7 million as of March 31, 1999. The increase in invested assets is primarily due to the acquisition of Westfield Life Insurance Company in May 1998.

INSURANCE OPERATIONS---EMPLOYEE BENEFITS DIVISION (EBD)

     The following table sets forth the results of operations for Guarantee Life's Employee Benefits Division for the three months ended March 31, 1999 and 1998 (in thousands).

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                      1999              1998
                                                                                                 ------------       -----------
Revenues:
     Insurance premiums..................................................................        $    53,535         $  49,193
     Reinsurance premiums................................................................             (1,282)           (1,130)
                                                                                                 ------------       -----------
     Net earned premiums.................................................................             52,253            48,063
     Investment income, net..............................................................              3,010             2,540
     Realized investment gains (losses) .................................................                 88               316
     Ceding commissions..................................................................                 46                38
                                                                                                 ------------       -----------
Total revenues...........................................................................             55,397            50,957

Benefits and expenses:
     Gross policyholder benefits.........................................................             36,206            34,524
     Recoveries from reinsurers..........................................................                 26             (174)
                                                                                                 ------------       -----------
     Net benefits........................................................................             36,232            34,350
     Acquisition costs and operating expenses............................................             18,005            20,046
                                                                                                 ------------       -----------
Total policyholder benefits and expenses.................................................             54,237            54,396
                                                                                                 ------------       -----------
Income from continuing operations before income taxes....................................        $     1,160         $  (3,439)
                                                                                                 ============       ===========

     EBD provides group non-medical products including term life, accidental death and dismemberment, short-term disability, long-term disability (LTD), and dental; and voluntary (worksite marketed) products.

     EBD net earned premiums increased $4.2 million, or 8.7%, for the first quarter of 1999 over 1998. The greatest increases in net earned premiums occurred in the life, dental, and LTD product lines. In comparing the first quarter of 1999 over first quarter 1998, life net earned premiums increased $1.1 million, or 7.7%; dental net earned premiums increased $1.5 million or 9.4%; and LTD net earned premiums increased $1.4 million or 13.6%. These increases were the result of continued new sales growth in excess of policy terminations.

     EBD net benefits increased $1.9 million, or 5.5%, for the first quarter of 1999 over 1998. This increase is caused by higher premium volume in all product lines, particularly in the dental and LTD lines of business, offset somewhat by more favorable loss ratios. Dental net benefits increased $.9 million, or 7.0%, and LTD net benefits increased $.8 million, or 13.4%, for the first quarter of 1999 over 1998.

     EBD expenses decreased $2.0 million, or 10.2% for the first quarter of 1999 over 1998. Much of this decrease was the result of improved operating unit expenses due to technology, improved training, internal efforts to reduce expenses and avoid costs, and a higher deferral of costs associated with the acquisition of new business which will be amortized over the estimated life of the associated new policies.

INSURANCE OPERATIONS---GROUP SPECIAL MARKETS DIVISION (GSM)

     The following table sets forth the results of operations for Guarantee Life's Group Special Markets Division for the three months ended March 31, 1999 and 1998 (in thousands).

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                     1999                1998
                                                                                                  ------------       ------------
Revenues:
     Insurance premiums..................................................................          $   36,913         $   25,205
     Reinsurance premiums................................................................             (12,909)           (13,529)
                                                                                                  ------------       ------------
     Net earned premiums.................................................................              24,004             11,676
     Investment income, net..............................................................                 603                640
     Realized investment gains (losses) .................................................                   -                 79
     Ceding commissions..................................................................               4,121              4,508
                                                                                                  ------------       ------------
Total revenues...........................................................................              28,728             16,903


Benefits and expenses:
     Gross policyholder benefits.........................................................              30,670             17,991
     Recoveries from reinsurers..........................................................             (10,546)           (11,017)
                                                                                                  ------------       ------------
     Net benefits........................................................................              20,124              6,974
     Acquisition costs and operating expenses............................................               9,839              8,290
                                                                                                  ------------       ------------
Total policyholder benefits and expenses.................................................              29,963             15,264
                                                                                                  ------------       ------------
Income from continuing operations before income taxes....................................         $    (1,235)        $    1,639
                                                                                                  =============      ============

     GSM provides specialty medical products including excess loss insurance, medical reimbursement insurance for business executives, and group non-medical products typically sold in conjunction with the excess loss insurance.

     GSM net results from continuing operations for the first quarter 1999 decreased $2.9 million over the same period last year. This decrease is due entirely to significantly higher loss ratios in the excess loss business, resulting in a loss for the product. The impact of this loss was partially offset by an improvement in results in the group non-medical products over the same periods. Net results for the medical reimbursement product were consistent from first quarter 1999 as compared to first quarter 1998.

   INSURANCE OPERATIONS--INDIVIDUAL DIVISION

     The following table sets forth the results of operations for Guarantee Life's Individual Division for the three months ended March 31, 1999 and 1998 (in thousands).

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           1999            1998
                                                                                        -------------   -------------
Revenues:
     Premiums and policyholder assessments, net of reinsurance premiums..............   $     23,007    $    16,077
     Investment income, net..........................................................         23,092         17,792
     Realized investment gains (losses)..............................................            278           (222)
     Ceding commissions and other income.............................................          2,653            497
                                                                                        -------------   -------------
Total revenues.......................................................................         49,030         34,144

Benefits and expenses:
     Policyholder benefits, net of reinsurance.......................................         23,655         18,771
     Acquisition costs and operating expenses........................................         15,719         10,024
     Dividends to policyholders......................................................          2,763          3,028
                                                                                        -------------   -------------
Total policyholder benefits and expenses.............................................         42,137         31,823
                                                                                        -------------   -------------
Income from continuing operations before income taxes................................   $      6,893    $     2,321
                                                                                        =============   =============

     Effective May 31, 1998, The Guarantee Life Companies Inc. acquired Westfield Life Insurance Company (Westfield) from Ohio Farmers Insurance Company. Westfield's results of operations are included in Guarantee Life's consolidated results beginning June 1, 1998.

     Net premiums and policyholder assessments increased $6.9 million, or 43.1%, for the first quarter of 1999 over 1998. The increase for the quarter relates primarily to the acquisition of Westfield which accounts for $6.6 million of the increase.

     Ceding commissions and other income increased $2.2 million, or 433.8%, for the first quarter of 1999 over 1998. The increase for the quarter relates primarily to a $1.75 million death benefit on a director's policy for which PFG, Inc. and subsidiaries (PFG) was the beneficiary.

     Total individual policyholder benefits increased $4.9 million, or 26.0%, for the first quarter of 1999 over 1998. This increase is due to the Westfield acquisition which accounts for $6.6 million of total individual policyholder benefits for first quarter 1999. This increase is partially offset by a decrease of $1.5 million in claims at Guarantee Life Insurance and a decrease of $.2 million in claims at PFG for the first quarter of 1999 over 1998. Interest credited on policyholder account balances increased $2.6 million for the first quarter 1999 over 1998. Of this increase, $3.4 million is due to the inclusion of Westfield in the first quarter, while a decrease of $.5 million at Guarantee Life Insurance and a decrease of $.3 million at PFG are due to reductions in credited rates and lower annuity account balances.

     Total individual expenses increased $5.7 million or 56.8% for the first quarter of 1999 over 1998. This increase relates partially to operating expenses incurred by Westfield in the first quarter of 1999, which accounts for $2.2 million of the total individual expenses for the first quarter of 1999. Guarantee Life Insurance Individual Division expenses increased $1.4 million, or 17.7%, for the first quarter of 1999 over 1998 due primarily to new sales growth. PFG expenses increased $2.1 million, or 105.5%, for the first quarter of 1999 over 1998 due primarily to a write-off of a portion of goodwill and allocation of management expenses from Guarantee Life Insurance.

     Policyholder dividends decreased compared to the first quarter of 1998, reflecting a reduced dividend scale.

  CORPORATE ADMINISTRATION

     The three business segments of Guarantee Life share a common need for various services such as finance and accounting, investment management, agent licensing and commissions, legal and compliance, and marketing. In an effort to operate efficiently, these functions are consolidated in the area of corporate administration ("Corporate"). Corporate's operations include the cost of these services provided to all of Guarantee Life, as well as those services provided to its shareholders.

     Virtually all costs associated with providing the above services are allocated to the segments and are reflected in their operating results, with the exception of debt costs and the costs associated with shareholder services.

     The following table sets forth the operating results of Corporate for the three months ended March 31, 1999 and 1998 (in thousands).

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                              1999             1998
                                                                                          ------------     -----------
  Total revenues........................................................................       $   329           $ 758
  Total expenses........................................................................         1,745             726
                                                                                          ------------     -----------
  Income before taxes...................................................................       $(1,416)          $  32
                                                                                          ============     ===========

     Total revenues decreased $.4 million, or 56.6%, for the first quarter of 1999 over 1998 due primarily to a lower percentage of investment income allocated to Corporate in the first quarter of 1999 as compared to the first quarter of 1998.

     Total expenses increased $1.0 million, or 140.4%, for the first quarter of 1999 over 1998 due primarily to the interest expense associated with the outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

     Guarantee Life initiated three voluntary stock buyback programs during 1997, with the final one being completed in 1998, for oddlot shareholders who individually owned fewer than 100 shares of the Company's common stock. These programs resulted in Guarantee Life's purchase of approximately 1.2 million shares and a reduction of approximately 50% in oddlot shareholder accounts. Guarantee Life estimates the reduction in oddlot shareholder accounts will save approximately $350,000 in annual shareholder expenses. The programs were funded using available cash flows from operations.

     The Guarantee Life Companies Inc.'s ability to pay dividends to its stockholders and meet its obligations, including debt service and operating expenses, depends primarily upon receiving sufficient funds from its subsidiaries. The payment of dividends by Guarantee Life Insurance, AGL (a wholly owned subsidiary of PFG, Inc.), and Westfield are subject to restrictions set forth in the insurance laws and regulations of Nebraska and Pennsylvania. Under state law, Guarantee Life Insurance, AGL, and Westfield may pay, within a twelve-month period, dividends only from the earned surplus arising from its business and must receive the prior approval of the state departments to pay a dividend if such dividend would exceed the greater of
(i) 10% of statutory capital and surplus as of the preceding year end and (ii) the net statutory gain from operations for the previous calendar year. State law gives the Department of Insurance broad discretion to disapprove requests for dividends in excess of these limits.

     The Board of Directors of Guarantee Life Insurance Company declared a $15 million extraordinary dividend to the Holding Company in November 1997, which was paid in January 1998. In December 1998, the Board of Directors of Westfield declared and paid a $20 million extraordinary distribution of excess capital to the Holding Company. The State of Nebraska approved both of these transactions. In September 1998, AGL's Board of Directors declared and paid a $2.4 million dividend to PFG, Inc. In 1999, Guarantee Life insurance can declare a dividend of up to $12.5 million without permission from the Nebraska Department of Insurance. AGL can declare a dividend of up to $1.9 million without permission from the Pennsylvania Department of Insurance. Westfield cannot declare a dividend in 1999 without permission from the Nebraska Department of Insurance.

     Guarantee Life increased its outstanding debt obligations by $1.25 million to $113.75 million during the three months ended March 31, 1999. The total obligation consists of $78.75 million under the Company's Senior Secured Term Loan ("Term Loan") and $35.0 million under the Company's Revolving Credit Facility.

     Management believes that the current amortization of the Term Loan ($3.75 million per quarter) and a lack of significant and sustained improvement in earnings, particularly in EBD, could create a liquidity constraint at the Holding Company beyond 1999 unless other actions are taken. Such actions could include, but are not limited to, the issuance of long-term debt securities, reinsurance, or other financing alternatives. Management believes these sources will provide sufficient liquidity for the Holding Company to meet its future obligations.

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

     While Y2K-related work had been in process much earlier, formal project organization and impact assessment activities began in November 1996. A separate, dedicated corporate team was put in place in March 1997 to lead our compliance efforts and provide guidance and support to our specific Y2K projects across the company. Using standard project methodology and management processes, Guarantee Life is taking a phased approach towards Y2K compliance. Five major phases have been identified for this effort: Impact Assessment, Infrastructure & Methods, Renovation, Certification and Implementation.

     IMPACT ASSESSMENT

     During the assessment phase, mission critical applications impacted were identified and a high-level budget was developed and approved. The total cost of Y2K compliance is estimated at approximately $2.9 million through 2000. This represents approximately 7% of the total Information Technology (IT) budget over this time period. The Y2K-related expenses incurred by year are as follows:

               1997                                       $   800,000
               1998                                       $ 1,062,000
               1999 (through 3/31)                        $   114,000

     Correction of the Y2K issues is a high priority project and other IT projects have been deferred due to Y2K efforts. However, the company does not believe the deferral of other IT projects has had a material effect on financial condition or results of operations. The Company's IT staff has continued to work on other high priority projects concurrent with the Y2K project.

     INFRASTRUCTURE

     Progress of Guarantee Life's core information technology infrastructure and application areas is measured for the mainframe, midrange and client/server environments. Over 250 third party application packages and over 130 custom applications and external interfaces have been inventoried and are being tracked for compliance.

     RENOVATION

     IT Systems - A renovation strategy was defined for each of our mission
     ----------
critical applications. In some cases, it was decided to upgrade vendor supplied software with Y2K-compliant releases. In other cases, decisions were made to replace software altogether taking advantage of new functionality. For most in-house developed applications, modifications are being made to ensure compliance.

     Several of our policy administration and claims processing applications have either been renovated through vendor-supplied upgrades or replaced with packages that we believe, based on our testing, are Y2K-compliant. Most of the system replacements had been planned but were merely accelerated due to the Y2K issues. In the Individual Division significant model office testing has been conducted to ensure compliance and the updated systems have been put into production successfully. We believe that all Y2K issues have been addressed and completed with respect to all mission critical applications in EBD and GSM. The existing mainframe administration and claims systems were renovated in 1998 for contingency purposes. All systems will go through additional certification testing throughout 1999.

     Our existing general ledger and accounts payable applications were replaced in 1997 with a new vendor-supplied package that we believe, based on our testing, is Y2K-compliant. Human Resource administration and payroll systems were successfully upgraded in 1998. These systems and our vendor-supplied Investment systems have been tested and are believed to be Y2K-compliant. Other smaller, non-critical applications will either be renovated or replaced in 1999.

     Each of our major operating platforms has been upgraded. A complete inventory of data center hardware and software has been completed and assessed. Test environments are in place on each platform. A separate network lab is available for testing business software and end user computing applications. Over 90% of the applications have been tested to date. In addition, our imaging and fax software were upgraded successfully in April 1998. A limited number of third-party, mainframe system software upgrades remain and will be completed by June 1999. Less than ten non-mission critical workstation upgrades remain, all of which will be completed in 1999.

     PFG's core administrative systems were developed to accommodate a four-digit year. The operating system software was upgraded in 1998. Key application systems and infrastructure will continue to undergo further certification testing in 1999. Other software/hardware components and business partners' compliance status are currently being validated. Existing Westfield Life business is administered through a third party administrator, who has indicated their primary system is Y2K-compliant. New business is administered on the Guarantee Life Individual administrative system at the home office, which was renovated in June 1998.

     Non-IT Systems - All of our major suppliers and vendors providing services
     --------------
related to our facilities have been contacted. Our telephone switch has been tested and appears to be Y2K-compliant. The voice mail system was upgraded and tested for Y2K compliance in May 1998. Call accounting software was also upgraded in October 1998. Our elevators are not impacted by the year 2000. Our security and climate control software applications passed rollover tests in March 1999. We have contacted our telecommunications, gas, water and electric utility companies regarding their Y2K compliance status. They have all communicated that their renovation efforts are in progress and will be completed by the year 2000.

     CERTIFICATION

     Recognizing that over fifty percent of the effort on Y2K projects is spent in the testing phases, Guarantee Life is committed to ensuring that our remediation efforts go through thorough unit, integration, regression and end-to end testing. A testing tool was purchased specifically for this effort. To-date, rollover tests (i.e. changed the CPU date past 2000) have been performed on our network servers, AS/400, mainframe and HP UNIX platforms. A Y2K-specific rollover test was successfully conducted at our Business Recovery test site in December 1998. Plans have been established to continue testing business cycles using significant dates (e.g. 12/31/1999, 2/29/2000) on all of our platforms in 1999.

     COMPLETING OUR INTERNAL REMEDIATION

     Our Impact Assessment and Infrastructure & Methods phases are completed. Ninety percent of the Renovation and Certification phases are complete. Additional certification testing (e.g. of third-party providers' systems), final workstation upgrades and final business partner risk assessment and contingency planning will take place in 1999.

     Guarantee Life is actively monitoring the compliance programs of its key business partners, vendors and suppliers. Over 345 business partners have been inventoried and are being tracked for compliance. Electronic interfaces to our key suppliers have been identified and will be verified by June 1999. The team is particularly focusing on assessing any Y2K risk associated with our key administrative and marketing arrangements. In particular, we continue to work with a major third-party administrator to ensure that they have appropriate plans.

     RISKS AND BUSINESS CONTINGENCY PLANNING

     Guarantee Life believes that its most reasonably likely worst case Y2K scenario will include these elements: (1) one or more of Guarantee Life's third-party providers will be unable to provide the services expected, and (2) one or more parts of Guarantee Life's processing software will operate incorrectly. At this time, we are unable to estimate the potential loss of revenue due to such a scenario. Guarantee Life believes that its testing of its critical hardware and software will reveal any significant Y2K problems, that such problems will be capable of remediation, and that Guarantee Life's software and hardware will perform substantially as planned when Year 2000 processing begins.

     Guarantee Life will continue to evaluate situations where indicators point to a potential risk of failure. In these cases, contingency plans are being developed to identify alternative strategies. We are currently expanding our business recovery plan to incorporate contingencies for the transition to the year 2000. Our target date for completing this plan is June 1999. A "mock" Y2K test will be held in October 1999 to validate these plans.

     The foregoing Y2K discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs, the dates by which Guarantee Life expects to substantially complete programming changes, remediation and testing of systems and the impact of the redeployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and cover all relevant computer systems, results of Y2K testing, adequate resolution of Y2K issues by businesses or other third parties who are service providers, suppliers, customers of Guarantee Life, unanticipated system costs, the need to replace hardware, the adequacy of and ability to implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Y2K discussion speak only as of the date on which such statements are made, and Guarantee Life undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be implemented on January 1, 2000, and included in Guarantee Life's December 31, 2000 financial statements. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities and measure them at fair value. The accounting for changes in the fair value of a derivative will be determined by the intended use of the derivative. Early implementation of SFAS 133 would have resulted in an insignificant change in net income.


ITEM 3 -QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in reported market risks faced by Guarantee Life since the end of the most recent fiscal year end.

PART II OTHER INFORMATION

     ITEMS 1, 2, 3, 4 and 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

     ITEM 6 Exhibits and Report on Form 8-K

     (a) The following exhibits are being filed pursuant to Item 6(a) of Form 10-Q.

          2(a)  Plan of Conversion of Guarantee Mutual Life Company (1)
          2(b)  Amendment No. 1 to Plan of Conversion (1)
          2(c)  Merger Agreement among The Guarantee Life Companies Inc.,
                Guarantee Subsidiary, Inc. and PFG, Inc., dated as of October
                17, 1997 (2)
          2(d)  Stock Purchase Agreement among The Guarantee Life Companies
                Inc., Ohio Farmers Insurance Company, and Westfield Life
                Insurance Company dated as of March 19, 1998 (3)
          3(a)  Amended and Restated Certificate of Incorporation of The
                Guarantee Life Companies Inc. (4)
          3(b)  Amended and Restated Bylaws of The Guarantee Life Companies Inc.
                (5)
          4(a)  Form of Certificate of The Guarantee Life Companies Inc. Common
                Stock, par value $0.01 per share (1)
          4(b)  Rights Agreement (6)
          27    Financial Data Schedule
          __________________________________________________

          (1) Incorporated by reference as an exhibit to Registrant's Registration Statement on Form S-1, Registration No. 33-92992.

          (2) Incorporated by reference as an exhibit to Registrant's Form 8-K filed December 23, 1997 (Commission File No. 0-26788).

          (3) Incorporated by reference as an exhibit to Registrant's Form 8-K filed March 19, 1998 (Commission File 0-26788).

          (4) Incorporated by reference as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-26788).

          (5) Incorporated by reference as an exhibit to Registrant's Form 10-K filed March 18, 1998 (Commission File No. 0-26788).

          (6) Incorporated by reference as an exhibit to Registrant's Form 8-K filed November 25, 1996 (Commission File 0-26788).

     (b) Guarantee Life did not file any reports on Form 8-K during the three months ended March 31, 1999.



                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    THE GUARANTEE LIFE COMPANIES INC.

DATE: MAY 13, 1999                         /s/  WILLIAM L. BAUHARD
                                    ------------------------------------------
                                                WILLIAM L. BAUHARD
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                        OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)