Form 10-Q
period 1999-06-30
GUARANTEE LIFE COMPANIES INC
filed 1999-08-12
CIK 946149

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                         ----------------------------
                                   FORM 10-Q
                         ----------------------------

-----------------------------------------------------
 (Mark One)
             [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                      or
              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999              Commission File Number  0-26788



                        THE GUARANTEE LIFE COMPANIES INC.
           (Exact Name of the Registrant as Specified in its Charter)




                 Delaware                                    47-0785066
        (State of Incorporation)         (I.R.S. Employer Identification Number)



                 8801 Indian Hills Drive, Omaha, Nebraska 68114
               (Address of Principal Executive Offices) (Zip Code)



                  Registrant's telephone number: (402) 361-7300






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

       Shares of common stock outstanding as of: August 4, 1999: 9,263,954

================================================================================

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                              June 30,       December 31,
                                          Assets                                                1999             1998
                                          ------                                         -----------------  --------------
Invested assets:                                                                            (unaudited)
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost: $869,962 and $865,597)......       $861,075        $888,363
          Held-to-maturity, at amortized cost (fair value: $140,890 and $158,341)........        139,699         147,180
                                                                                             ------------   -------------
                                                                                               1,000,774       1,035,543

     Equity securities, at fair value (cost:$25,284 and $20,643).........................         27,722          23,835
     Mortgage loans, net.................................................................        108,310         103,736
     Policy loans........................................................................         32,270          31,767
     Investment real estate, net.........................................................          3,178           3,211
     Other invested assets, net..........................................................         41,865          54,970
     Closed Block invested assets........................................................        303,967         314,108
                                                                                             ------------   -------------
Total invested assets....................................................................      1,518,086       1,567,170

Cash and cash equivalents................................................................         31,969          23,794
Accrued investment income................................................................         14,197          13,900
Recoverable from reinsurers..............................................................         91,962          95,511
Accounts receivable, net.................................................................         23,817          19,641
Deferred policy acquisition costs........................................................        146,375         144,844
Property, plant and equipment, net.......................................................         19,445          19,929
Other assets ............................................................................         11,252          12,607
Closed Block other assets................................................................         14,685          16,224
Separate account assets..................................................................        101,685          78,629
                                                                                             ------------   -------------
Total assets ............................................................................     $1,973,473      $1,992,249
                                                                                             ============   =============

                           Liabilities and Shareholders' Equity
                           ------------------------------------
Future policy benefits...................................................................       $180,556        $178,133
Policyholder account balances............................................................        793,281         795,820
Policy and contract claims...............................................................         74,315          68,701
Other policyholder funds.................................................................         47,035          43,751
Unearned premium revenue.................................................................         12,046          13,149
Payable to reinsurers....................................................................          6,443           8,670
Notes payable............................................................................        115,000         112,500
Other liabilities........................................................................         30,241          54,846
Closed Block liabilities.................................................................        381,099         386,933
Discontinued operations, net.............................................................         19,453          21,075
Separate account liabilities.............................................................        101,685          78,629
                                                                                             ------------   -------------
Total liabilities........................................................................      1,761,154       1,762,207
                                                                                             ------------   -------------

Shareholders' equity:
     Common stock $0.01 par value; 30,000,000 shares authorized, 10,315,785 shares
        issued ..........................................................................            103             103
     Additional paid-in capital..........................................................        200,890         201,255
     Treasury stock, at cost (1,067,385 shares and 1,087,124 shares) ....................       (24,450)        (25,054)
     Retained earnings...................................................................         40,925          33,962
     Net unrealized investment gain (loss)...............................................        (5,149)          19,776
                                                                                             ------------   -------------
Total shareholders' equity...............................................................        212,319         230,042
Commitments and contingencies............................................................              -               -
                                                                                             ------------   -------------
Total liabilities and shareholders' equity...............................................     $1,973,473      $1,992,249
                                                                                             ============   =============

     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)
                                   (unaudited)

                                                                            Three Months Ended         Six Months Ended
                                                                                 June 30,                   June 30,
                                                                           1999           1998         1999         1998
                                                                        ------------  ------------- ------------ ------------
Revenues:
Direct and assumed premiums and policyholder assessments..............   $117,599        $96,445     $230,100     $184,650
Reinsurance premiums..................................................    (19,026)       (20,468)     (37,121)     (38,093)
                                                                        ------------  ------------- ------------ ------------
Net premiums and policyholder assessments.............................     98,573         75,977      192,979      146,557

Investment income, net................................................     20,841         17,351       42,291       33,491
Realized investment gains/(losses) ...................................     (1,308)           409       (1,073)         528
Ceding commissions and other income...................................      6,406          5,772       13,246       10,813
Contribution from Closed Block........................................      1,558            405        2,294        1,607
                                                                        ------------  ------------- ------------ ------------
Total revenues........................................................    126,070         99,914      249,737      192,996
                                                                        ------------  ------------- ------------ ------------

Policyholder benefits:
Direct and assumed benefits...........................................     94,777         75,322      183,758      142,344
Reinsurance recoveries................................................    (16,799)       (16,866)     (31,168)     (29,899)
                                                                        ------------  ------------- ------------ ------------
Net policyholder benefits.............................................     77,978         58,456      152,590      112,445
                                                                        ------------  ------------- ------------ ------------

Expenses:
Policy acquisition costs..............................................     18,839         17,742       40,022       35,711
Other insurance operating expense.....................................     22,072         19,854       44,542       40,425
                                                                        ------------ ------------- ------------ ------------
Total expenses........................................................     40,911         37,596       84,564       76,136
                                                                        ------------ ------------- ------------ ------------


Income from continuing operations before income taxes.................      7,181          3,862       12,583        4,415
                                                                        ------------ ------------- ------------ ------------
Income tax expense....................................................      2,513          1,352        4,404        1,545
                                                                        ------------ ------------- ------------ ------------
Net income from continuing operations.................................      4,668          2,510        8,179        2,870
                                                                        ------------ ------------- ------------ ------------
Net income (loss) from discontinued operations........................         28           (27)           79         (29)
                                                                        ------------ ------------- ------------ ------------
Net income............................................................     $4,696         $2,483       $8,258       $2,841
                                                                        ============ ============= ============ ============

Basic Earnings per share:
     Weighted average shares outstanding..............................  9,242,644      8,958,436    9,236,960    8,906,122
                                                                        ============ ============= ============ ============
     Net income from continuing operations............................      $0.51          $0.28        $0.89        $0.32
                                                                        ============ ============= ============ ============
     Net income from discontinued operations..........................          -              -            -            -
                                                                        ============ ============= ============ ============
     Net income.......................................................      $0.51          $0.28        $0.89        $0.32
                                                                        ============ ============= ============ ============

Diluted Earnings per share:
     Weighted average shares outstanding..............................  9,361,073      9,259,900    9,333,209    9,204,097
                                                                        ============ ============= ============ ============
     Net income from continuing operations............................      $0.50          $0.27        $0.88        $0.31
                                                                        ============ ============= ============ ============
     Net income from discontinued operations..........................          -              -            -            -
                                                                        ============ ============= ============ ============
     Net income.......................................................      $0.50          $0.27        $0.88        $0.31
                                                                        ============ ============= ============ ============

     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)


                                                                             Three Months Ended          Six Months Ended
                                                                                  June 30,                   June 30,
                                                                             1999         1998        1999         1998
                                                                         ------------- ------------ ----------- ------------
Net income.............................................................       $4,696       $2,483      $8,258       $2,841
Other comprehensive income, net of tax:
     Unrealized appreciation (depreciation) of invested assets.........     (14,612)        5,039    (25,136)        3,478
     Less reclassification adjustment for gains (losses) included in
     net income........................................................        (117)          409       (211)          528
                                                                         ------------- ------------ ----------- ------------
                                                                            (14,495)        4,630    (24,925)        2,950
                                                                         ------------- ------------ ----------- ------------
Comprehensive income...................................................     $(9,799)       $7,113   $(16,667)       $5,791
                                                                         ============= ============ =========== ============

     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                                     1999        1998
                                                                                                 ----------- ------------
Net cash provided (used) by operating activities...............................................   ($8,928)     ($8,921)
                                                                                                 ----------- ------------
Cash flows from investing activities:
   Purchase of fixed maturities................................................................  (153,159)    (122,857)
   Sales, maturities, calls and principal reductions of fixed maturities.......................   154,930      146,414
   Sale of equity securities and short-term investments........................................    13,692        1,843
   Purchase of mortgage loans..................................................................    (7,225)     (10,250)
   Proceeds from repayment of mortgage loans...................................................     2,651        4,267
   Change in Closed Block invested assets......................................................    10,141       (1,253)
   Payment for purchase of Westfield Life Insurance Company, net..............................          -      (90,863)
   Other, net..................................................................................    (4,715)      11,147
                                                                                                 ----------- ------------
     Net cash provided (used) by investing activities..........................................    16,315      (61,552)
                                                                                                 ----------- ------------
Cash flows from financing activities:
   Deposits to policyholder account balances...................................................    40,772       32,620
   Withdrawals from policyholder account balances..............................................   (41,792)     (33,703)
   Purchase of treasury stock..................................................................         -       (3,150)
   Options exercised...........................................................................       604          661
   Proceeds from issuance of notes payable....................................................     10,000      125,000
   Principal payments on long term debt.......................................................     (7,500)     (40,000)
   Shareholder dividends......................................................................     (1,296)      (1,238)
                                                                                                 ----------- ------------
     Net cash provided by financing activities.................................................       788       80,190
                                                                                                 ----------- ------------
Net increase in cash and cash equivalents......................................................     8,175        9,717
Cash and cash equivalents at beginning of period...............................................    23,794        8,608
                                                                                                 ----------- ------------
Cash and cash equivalents at end of period.....................................................   $31,969      $18,325
                                                                                                 =========== ============

     See accompanying notes to condensed consolidated financial statements.

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998

(1)  Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements include The Guarantee Life Companies Inc. and its direct and indirect wholly-owned subsidiaries. These financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the periods presented.

     Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1998, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1998.

(2)  Investments
     Fixed maturities at June 30, 1999 (in thousands) are as follows:

                                                                              Gross           Gross         Estimated
                                                             Amortized      Unrealized      Unrealized        Fair
                                                               Cost            Gains          Losses          Value
                                                           --------------  -------------- --------------- --------------
     Available-for-sale:
        U.S. Treasury securities and obligations of U.S.
          Government corporations and agencies............       $97,456            $211          $1,746        $95,921
        Obligations of states and political subdivisions..        15,027             927               -         15,954
        Debt securities issued by foreign governments.....         8,433              10             216          8,227
        Corporate securities..............................       479,779           8,009          14,380        473,408
        Mortgage-backed securities........................       197,124           1,807           2,963        195,968
        Other asset-backed securities.....................        72,143             272             818         71,597
                                                            --------------  -------------- --------------- --------------
                                                                 869,962          11,236          20,123        861,075
        Equity securities.................................        25,284           3,771           1,333         27,722
                                                             --------------  -------------- --------------- --------------
                                                                $895,246         $15,007         $21,456       $888,797
                                                            ==============  ============== =============== ==============
     Held-to-maturity:
        Corporate securities..............................       114,974           4,887           1,102        118,759
        Mortgage-backed securities........................        14,206               -           2,020         12,186
        Other asset-backed securities.....................        10,519               -             574          9,945
                                                             --------------  -------------- --------------- --------------
                                                                $139,699          $4,887          $3,696       $140,890
                                                            ==============  ============== =============== ==============

(3)  Closed Block
Summarized condensed financial information of the Closed Block (in thousands) is as follows:

                                                                                             June 30,        December 31,
                              Assets                                                           1999             1998
                              ------                                                       --------------  --------------
Invested assets:
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost: $225,306 and $210,935) .....       $223,877       $220,603
          Held-to-maturity, at amortized cost (fair value: $35,454 and $48,460)..........         35,283         44,595
                                                                                            -------------- --------------
                                                                                                 259,160        265,198
     Policy loans........................................................................         44,807         46,217
     Other invested assets, net..........................................................              -          2,693
                                                                                            -------------- --------------
Total invested assets....................................................................        303,967        314,108
Cash and cash equivalents................................................................          2,260          2,000
Accrued investment income................................................................          1,949          2,367
Deferred policy acquisition costs........................................................          9,475         10,476
Other assets.............................................................................          1,001          1,381
                                                                                            -------------- --------------
Total Closed Block assets................................................................       $318,652       $330,332
                                                                                            ============== ==============



                                                                                               June 30,     December 31,
                                        Liabilities                                              1999           1998
                                        -----------                                         -------------- --------------
Life future policy benefits...............................................................      $297,964       $300,254
Policyholder account balances for annuity contracts.......................................           905            885
Policy and contract claims................................................................           448            839
Other policyholder funds..................................................................        72,015         71,966
Dividends payable to policyholders........................................................         7,126          7,052
Deferred income taxes.....................................................................         (500)          3,384
Other liabilities.........................................................................         3,141          2,553
                                                                                            -------------- --------------
Total Closed Block liabilities............................................................      $381,099       $386,933
                                                                                            ============== ==============

Condensed statements of income for the Closed Block for the three and six months ended June 30 (in thousands):

                                                                          Three Months Ended           Six Months Ended
                                                                               June 30,                    June 30,
                                                                          1999           1998         1999        1998
                                                                      -------------   -----------  -----------  -----------
Revenues:
Insurance premiums and policyholder assessments, net of reinsurance.      $4,667        $4,962       $9,524      $10,198
Investment income, net..............................................       5,210         5,328       10,904       10,961
Realized investment gains...........................................         888           620          888          631
Other income........................................................           5             2            6            4
                                                                      -------------   -----------  ----------- ------------
Total revenues......................................................      10,770        10,912       21,322       21,794
                                                                      -------------   -----------  ----------- ------------

Policyholder benefits and expenses:
Total policyholder benefits, net of reinsurance.....................       5,184         5,158       10,583       11,264
Policy acquisition costs............................................         496           574        1,134        1,013
Other insurance operating expense...................................       1,024         2,007        2,044        2,114
                                                                      -------------   -----------  ----------- ------------
Total benefits and expenses.........................................       6,704         7,739       13,761       14,391
Dividends to policyholders..........................................       2,508         2,768        5,267        5,796
                                                                      -------------   -----------  ----------- ------------
Contribution from the Closed Block..................................      $1,558          $405       $2,294       $1,607
                                                                      =============   ===========  =========== ============

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

The excess of Closed Block liabilities over Closed Block assets as of June 30, 1999 represents the estimated future contribution from Closed Block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

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

(5)  Restricted common shares

Effective May 31, 1998, The Guarantee Life Companies Inc. acquired Westfield Life Insurance Company (Westfield). As partial consideration, 371,402 shares of previously authorized, but unissued, common stock were issued. These shares have a restriction on transfer and are restricted from sale for a period of two years. They are also restricted for five years from sale to any party who owns two percent or more of Guarantee Life's issued and outstanding common stock at the time of transfer or who would own two percent or more after transfer. These shares also have restricted voting rights. For a period of five years all restricted shares of common stock will be voted in concurrence with the recommendation of the Board of Directors of Guarantee Life in matters submitted to the shareholders of Guarantee Life for vote or consent.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the consolidated financial condition and results of operations of Guarantee Life should be read in conjunction with the condensed consolidated financial statements and the notes thereto included herein.

Forward-looking Statements
     This Form 10-Q report contains certain forward-looking statements. All forward-looking statements are inherently uncertain as they are based on various management expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual results to differ materially from those projected. Such statements reflect the current view of Guarantee Life with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1998. Should one or more of such risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

Operating Results for the Three and Six Months Ended June 30, 1999 and 1998
     The following table presents the consolidated results of operations combined with the results of operations of the Closed Block. As part of the conversion to a stock life insurance company in 1995, Guarantee Life Insurance established a Closed Block to provide for dividends on certain policies that were in force on December 26, 1995 (the "Effective Date"). After the Effective Date, the operating results from the Closed Block are reported on one line, Contribution from Closed Block, in the consolidated statements of income. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

Combined Results of Operations(in thousands)

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                     --------------------------    ----------------------
                                                                        1999         1998           1999         1998
                                                                   --------------- ------------  ------------ -----------
Revenues:
     Premiums and policyholder assessments, net...................     $103,240      $80,939      $202,503    $156,755
     Investment income, net.......................................       26,051       22,679        53,195      44,452
     Realized investment gains....................................        (420)        1,029         (185)       1,159
     Ceding commissions and other income..........................        6,411        5,774        13,252      10,817
                                                                   --------------- ------------  ------------ -----------
Total revenues....................................................      135,282      110,421       268,765     213,183

Benefits and expenses:
     Policyholder benefits, net of reinsurance....................       83,162       63,614       163,173     123,709
     Expenses.....................................................       42,426       40,170        87,734      79,256
     Dividends to policyholders...................................        2,513        2,775         5,275       5,803

                                                                   --------------- ------------ ------------ -----------
Total policyholder benefits, expenses.............................      128,101      106,559       256,182     208,768
                                                                   --------------- ------------  ------------ -----------

Income from continuing operations before income taxes.............        7,181        3,862        12,583       4,415
Income taxes......................................................        2,513        1,352         4,404       1,545
                                                                   --------------- ------------  ------------ -----------
Net income from continuing operations.............................       $4,668       $2,510        $8,179      $2,870
                                                                   =============== ============  ============ ===========

Net income excluding realized gains...............................       $4,941       $1,841        $8,299      $2,116
                                                                   =============== ============  ============ ===========

     Investment Income, Net. Net investment income increased $3.3 million, or 14.9%, and $8.7 million, or 19.7%, for the three and six month periods ended June 30, 1999 over 1998 due primarily to the acquisition of Westfield on May 31, 1998. The 1998 results reflect only one month of activity for Westfield while the 1999 results reflect three and six months of activity for the quarter and six months ended June 30, 1999, respectively.

Insurance Operations--Employee Benefits Division(EBD)

     The following table sets forth the results of operations for Guarantee Life's Employee Benefits Division for the three and six months ended June 30, 1999 and 1998 (in thousands).

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                     --------------------------    ----------------------
                                                                        1999         1998           1999         1998
                                                                     ------------- ------------    ---------- -----------
Revenues:
     Insurance premiums...........................................      $55,132      $50,728      $108,667     $99,921
     Reinsurance premiums ........................................        (985)      (1,359)       (2,268)     (2,489)
                                                                   --------------- ------------  ------------ -----------
     Net earned premiums..........................................       54,147       49,369       106,399      97,432
     Investment income, net.......................................        3,496        3,340         6,505       5,880
     Realized investment gains(losses)............................        (406)          113         (317)         429
     Ceding commissions ..........................................           26           66            72         104
                                                                   --------------- ------------  ------------ -----------
Total revenues....................................................       57,263       52,888       112,659     103,845

Benefits and expenses:
     Gross policyholder benefits..................................       40,462       38,257        76,667      72,781
     Recoveries from reinsurers ..................................      (1,772)      (1,755)       (1,746)     (1,929)
                                                                   --------------- ------------  ------------ -----------
     Net benefits.................................................       38,690       36,502        74,921      70,852
     Acquisition costs and operating expenses.....................       17,844       18,290        35,847      38,336
                                                                   --------------- ------------  ------------ -----------
Total policyholder benefits and expenses..........................       56,534       54,792       110,768     109,188
                                                                   --------------- ------------  ------------ -----------
Income from continuing operations before income taxes.............         $729     $(1,904)        $1,891    $(5,343)
                                                                   =============== ============  ============ ===========

     EBD provides group non-medical products including term life, accidental death and dismemberment, short-term disability, long-term disability (LTD), and dental; and voluntary (worksite marketed) products.

     EBD net earned premiums increased $4.8 million, or 9.7%, for the second quarter of 1999 over 1998 and $9.0 million, or 9.2%, for the six months ended June 30, 1999 over 1998. The greatest increases in net earned premiums occurred in the life, dental, and LTD product lines. Life net earned premiums increased $1.4 million, or 9.4%, and $2.5 million, or 8.5%, for the three and six month periods ended June 30, 1999 over 1998. Dental net earned premiums increased $1.4 million, or 8.7%, and $3.0 million, or 9.1%, for the three and six month periods ended June 30, 1999 over 1998. LTD net earned premiums increased $1.7 million, or 16.6%, and $3.1 million, or 15.1%, for the three and six month periods ended June 30, 1999 over 1998. These increases were the result of continued new sales growth in excess of policy terminations. The increase in LTD net earned premiums is also attributable to a decrease in reinsurance premiums which changed from 5.9% to 2.5% of direct LTD earned premiums effective April 1, 1999, as Guarantee Life Insurance increased its retention limits.

     EBD net benefits increased $2.2 million, or 6.0%, for the second quarter of 1999 over 1998 and $4.1 million, or 5.7%, for the six months ended June 30, 1999 over 1998. This increase is caused by higher premium volumes, particularly in the life and LTD lines of business, offset by more favorable dental and LTD loss ratios. The life loss ratio has increased slightly for the six months ended June 30, 1999 over 1998 due particularly to a greater number of large claims in 1999; however, management does not believe there are significant trends associated with this increase. Life net benefits increased $1.7 million, or 17.3%, and $2.0 million, or 9.8%, for the three and six month periods ended June 30, 1999 over 1998. LTD net benefits increased $0.7 million, or 9.2%, and $1.6 million, or 11.1%, for the three and six month periods ended June 30, 1999 over 1998. These increases for the quarter ended June 30, 1999 were partially offset by a decrease in dental net benefits of $0.3 million, or 2.2%, over second quarter 1998; however, dental net benefits increased $0.6 million, or 2.1%, for the six month period ended June 30, 1999 over 1998.

     EBD expenses decreased $0.4 million, or 2.4%, and $2.5 million, or 6.5%, for the three and six month periods ended June 30, 1999 over 1998. This decrease was due to continued improvement of operating unit expenses as a result of technology, improved training, internal efforts to reduce expenses and avoid costs, and a higher deferral of costs associated with the acquisition of new business which will be amortized over the estimated life of the associated new policies.

Insurance Operations--Group Special Markets Division(GSM)

     The following table sets forth the results of operations for Guarantee Life's Group Special Markets Division for the three and six months ended June 30, 1999 and 1998 (in thousands).

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                     --------------------------    ----------------------
                                                                        1999         1998           1999         1998
                                                                     ------------- ------------    ---------- -----------
Revenues:
     Insurance premiums...........................................      $39,282      $28,496       $76,195     $53,701
     Reinsurance premiums ........................................     (13,922)     (15,635)      (26,831)    (29,164)
                                                                   --------------- ------------  ------------ -----------
     Net earned premiums..........................................       25,360       12,861        49,364      24,537
     Investment income, net.......................................          693          411         1,297       1,051
     Realized investment gains(losses)............................         (63)          (3)          (63)          76
     Ceding commissions...........................................        5,056        4,952         9,177       9,460
                                                                   --------------- ------------  ------------ -----------
Total revenues....................................................       31,046       18,221        59,775      35,124


Benefits and expenses:
     Gross policyholder benefits..................................       33,570       19,609        64,240      37,600
     Recoveries from reinsurers ..................................     (12,092)     (12,719)      (22,638)    (23,736)
                                                                   --------------- ------------  ------------ -----------
     Net benefits.................................................       21,478        6,890        41,602      13,864
     Acquisition costs and operating expenses.....................        8,411        8,830        18,249      17,120
                                                                   --------------- ------------  ------------ -----------
Total policyholder benefits and expenses..........................       29,889       15,720        59,851      30,984
                                                                   --------------- ------------  ------------ -----------
Income from continuing operations before income taxes.............       $1,157       $2,501         $(76)      $4,140
                                                                   =============== ============  ============ ===========

     GSM provides specialty medical products including excess loss insurance, medical reimbursement insurance for business executives, and group non-medical products typically sold in conjunction with the excess loss insurance.

     GSM net results from continuing operations decreased $1.3 million, or 53.7%, for the quarter ended June 30, 1999 over 1998 and $4.2 million, or 101.8%, for the six months ended June 30, 1999 over 1998. The primary cause of the decrease for the quarter is the combination of the lower premium volume for the GSM life product line and slightly higher benefits and expenses for the same product line as compared to second quarter 1998. The decrease for the six months ended June 30, 1999 over 1998 is primarily attributable to higher loss ratios for the excess loss product line, combined with the lower life premium volume. Net results for the medical reimbursement product were consistent for the three and six month periods ended June 30, 1999 as compared to the same periods in 1998.

Insurance Operations--Individual Division

     The following table sets forth the results of operations for Guarantee Life's Individual Division for the three and six months ended June 30, 1999 and 1998 (in thousands).

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                     --------------------------    ----------------------
                                                                        1999         1998           1999         1998
                                                                     ------------- ------------    ---------- -----------
Revenues:
     Insurance premiums...........................................      $27,894      $22,241       $54,867     $41,373
     Reinsurance premiums ........................................      (4,161)      (3,532)       (8,127)     (6,587)
                                                                   --------------- ------------  ------------ -----------
     Net earned premiums..........................................       23,733       18,709        46,740      34,786
     Investment income, net.......................................       21,581       19,160        44,673      36,952
     Realized investment gains(losses)............................           81          962           359         740
     Ceding commissions ..........................................        1,316          756         3,968       1,253
                                                                   --------------- ------------  ------------ -----------
Total revenues....................................................       46,711       39,587        95,740      73,731

Benefits and expenses:
     Gross policyholder benefits..................................       25,979       22,648        53,747      43,261
     Recoveries from reinsurers ..................................      (2,985)      (2,427)       (7,098)     (4,269)
                                                                   --------------- ------------  ------------ -----------
     Net benefits.................................................       22,994       20,221        46,649      38,992
     Acquisition costs and operating expenses.....................       12,686       11,272        28,404      21,296
     Dividends to policyholders...................................        2,513        2,775         5,275       5,803
                                                                   --------------- ------------  ------------ -----------
Total policyholder benefits and expenses..........................       38,193       34,268        80,328      66,091
                                                                   --------------- ------------  ------------ -----------
Income from continuing operations before income taxes.............       $8,518       $5,319       $15,412      $7,640
                                                                   =============== ============  ============ ===========

     Effective May 31, 1998, The Guarantee Life Companies Inc. acquired Westfield from Ohio Farmers Insurance Company. Westfield's results of operations are included in Guarantee Life's consolidated results beginning June 1, 1998.

     Net premiums and policyholder assessments increased $5.0 million, or 26.9%, for the quarter ended June 30, 1999 over 1998 and $12.0 million, or 34.4%, for the six months ended June 30, 1999 over 1998. The three and six month periods ended June 30, 1998 contain only one month of results for Westfield (as indicated above) due to the acquisition effective May 31, 1998. Therefore, Westfield accounts for $4.1 million and $10.7 million of the increases in net premiums and policyholder assessments for the three and six month periods ended June 30, 1999 over 1998. The remaining increases for both the quarter and the six months ended June 30, 1999 are a result of increased premium volumes for Guarantee Life Insurance products.

     Ceding commissions and other income increased $0.6 million, or 74.1%, and $2.7 million, or 216.7%, for the three and six month periods ended June 30, 1999 over 1998. The increase for the six months ended June 30, 1999 over 1998 relates primarily to a $1.75 million death benefit on a director's policy for which PFG was the beneficiary. The increase for the quarter and the remaining increase for the six months is the result of increased sales volume of Guarantee Life Insurance and AGL term life products.

     Individual net policyholder benefits increased $2.8 million, or 13.7%, for the quarter ended June 30, 1999 over 1998 and $7.7 million, or 19.6%, for the six months ended June 30, 1999 over 1998. This increase is due to the Westfield acquisition which accounts for $3.7 million and $10.3 million of the increase for the quarter and six months ended June 30, 1999 over 1998. These increases are partially offset by a decrease of $0.4 and $1.9 million in claims at Guarantee Life Insurance and a decrease of $0.5 and $0.7 million in claims at AGL for the three and six month periods ended June 30, 1999, respectively.

     Individual expenses increased $1.4 million, or 12.5%, and $7.1 million, or 33.3%, for the three and six month periods ended June 30, 1999 over 1998. This increase relates partially to the increase in operating expenses for Westfield of $2.1 million in the second quarter and $4.3 million for the first six months of 1999 as compared to the one month included in 1998 results. Guarantee Life Insurance Individual Division expenses decreased $1.2 million for the quarter and increased $0.2 million for the six months ended June 30, 1999 over 1998. The decrease for the quarter relates almost entirely to the allocation of Guarantee Life Insurance corporate expenses. PFG expenses increased $0.5 million for the quarter and $2.6 million for the six months ended June 30, 1999 over 1998. The increases at PFG for both the quarter-to-date and year-to-date June 30, 1999 expenses over the same periods in 1998 are attributable to a write-off of goodwill and allocation of management expenses from Guarantee Life Insurance.

     Policyholder dividends decreased $0.3 million, or 9.4%, and $0.5 million, or 9.1%, for the three and six month periods ended June 30, 1999 over 1998, reflecting a reduced dividend scale.

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

     Virtually all costs associated with providing the above services are allocated to the segments and are reflected in their operating results, with the exception of debt costs and the costs associated with shareholder services. Revenues for Corporate consist almost entirely of investment income and realized gains or losses.

     The following table sets forth the results of operations of Corporate for the three and six months ended June 30, 1999 and 1998 (in thousands).

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                     --------------------------    ----------------------
                                                                        1999         1998           1999         1998
                                                                     ------------- ------------    ---------- -----------
Total revenues....................................................         $262       $(275)          $591        $483
Gross policyholder benefits.......................................                         1             1           1
Total expenses....................................................        3,485        1,778         5,234       2,504
                                                                   --------------- ------------  ------------ -----------
Income before taxes...............................................     $(3,223)     $(2,054)      $(4,644)    $(2,022)
                                                                   =============== ============  ============ ===========

     Total expenses increased $1.7 million, or 96.0%, for the quarter ended June 30, 1999 over 1998 and $2.7 million, or 109.0%, for the six months ended June 30, 1999 over 1998. These increases are attributable primarily to the interest expense associated with the outstanding debt, as $90.0 million was issued in conjunction with the Westfield acquisition.

Regulatory Issues

     On June 3, 1999 Guarantee Life received notice from the Kansas City office of the U.S. Department of Labor (the "Department") that it was conducting an investigation with respect to employee benefit plans of Guarantee Life and its clients pursuant to Section 504(a)(1) of the Employee Retirement Income Security Act of 1974 ("ERISA"), to determine whether any person has violated or is about to violate any provision of Title I of ERISA. Guarantee Life and certain of its employee benefit plan clients are subject to ERISA in connection with, among other things, certain policies sold by Guarantee Life's Employee Benefits and Group Special Markets Divisions. The notice included subpoenas requesting that certain documents and records be provided to the Department. Guarantee Life intends to cooperate fully with the Department.

     No claims or charges have been asserted against Guarantee Life as a result of the investigation and the Department states that its investigation should not be construed as an indication that any violations of ERISA have occurred or as a reflection upon any persons involved. Management believes that Guarantee Life's business practices comply in all material respects with ERISA and that the investigation will not have a material adverse effect on its business, financial condition, or results of operations.

Liquidity and Capital Resources

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

     In December 1998, the Board of Directors of Westfield declared and paid a $20 million extraordinary distribution of excess capital to the Holding Company. The State of Nebraska approved this transaction. In September 1998, AGL's Board of Directors declared and paid a $2.4 million dividend to PFG, Inc. In 1999, Guarantee Life insurance can declare a dividend of up to $12.5 million without permission from the Nebraska Department of Insurance. AGL can declare a dividend of up to $1.9 million without permission from the Pennsylvania Department of Insurance. Westfield cannot declare a dividend in 1999 without permission from the Nebraska Department of Insurance.

     Guarantee Life increased its outstanding debt obligations by $1.25 million to $115.0 million during the three months ended June 30, 1999. The total obligation consists of $75.0 million under the Company's Senior Secured Term Loan ("Term Loan") and $40.0 million under the Company's Revolving Credit Facility.

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

Year 2000 Issues

     Guarantee Life recognizes the significance and technological impact that the Year 2000 (Y2K) challenge will have on organizations world-wide and has established a comprehensive plan to achieve compliance. Our overall goal is to ensure that we continue to provide quality products and services with no interruption to our customers. Overall Y2K renovation and certification efforts are nearly complete across the company. Any remaining open items are reviewed on a weekly basis with senior management. We also continue to focus not only on our internal systems, but also whether or not our key business partners, vendors, and suppliers will be compliant in the next millennium.

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


                  1997                              $   800,000
                  1998                              $ 1,062,000
                  1999 (through 6/30)               $   312,000

     Correction of the Y2K issues is a high priority project and other lower-priority IT projects have been deferred due to Y2K efforts. However, the company does not believe the deferral of other IT projects has had a material effect on financial condition or results of operations. The Company's IT staff has continued to work on other high priority projects concurrent with the Y2K project.

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

     Several of our policy administration and claims processing applications have either been renovated through vendor-supplied upgrades or replaced with packages that we believe, based on our testing, are Y2K-compliant. Most of the system replacements had been planned and were merely accelerated due to the Y2K issues. In the Individual Division significant model office testing has been conducted to ensure compliance and the updated systems have been put into production successfully. We believe that all Y2K issues have been addressed and completed with respect to all mission critical applications in EBD and GSM. The existing mainframe administration and claims systems were renovated in 1998 for contingency purposes. We will continue to perform quality assurance testing of our key systems throughout 1999.

     Our existing general ledger and accounts payable applications were replaced in 1997 with a new vendor-supplied package that we believe, based on our testing, is Y2K-compliant. Human Resource administration and payroll systems were successfully upgraded in 1998. These systems and our vendor-supplied Investment systems have been tested and are believed to be Y2K-compliant. Other smaller, non-critical applications will either be renovated or replaced in 1999. Less than ten of these applications remain to be addressed.

     Each of our major operating platforms has been upgraded. A complete inventory of data center hardware and software has been completed and assessed. Test environments are in place on each platform. A separate network lab is available for testing business software and end user computing applications. Over 98% of the applications have been tested to date. In addition, our imaging and fax software were upgraded successfully in April 1998. Three final mainframe system software upgrades remain and are planned for completion in early August 1999. All home office workstations have been upgraded. Less than ten workstation upgrades remain, all of which will be completed in the third quarter 1999.

     PFG's core administrative systems were developed to accommodate a four-digit year. The operating system software was upgraded in 1998. Key application systems and infrastructure will continue to undergo further certification testing in 1999. To-date, no Year 2000-related issues have been uncovered through this testing. Final verification of all tests is expected to be completed by August 1999. Other software/hardware components and business partners' compliance status are currently being validated. It was discovered that an upgrade of the voice mail system is needed and will be completed by September 1999. Existing Westfield Life business is administered through a third party administrator, who has indicated their primary system is Y2K-compliant. New business is administered on the Guarantee Life Individual administrative system at the home office, which was renovated in June 1998.

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

Completing our Internal Remediation
     Our Impact Assessment and Infrastructure & Methods phases are completed. Ninety percent of the Renovation and Certification phases are complete. Additional certification testing (e.g. of third-party providers' systems), final workstation upgrades and final business partner risk assessment and contingency planning is ongoing duing 1999.

     Guarantee Life is actively monitoring the compliance programs of its key business partners, vendors and suppliers. Over 345 business partners have been inventoried and are being tracked for compliance. Significant progress was made this past quarter in testing with our key business partners. There are several tests remaining due to partner test schedules. All critical interface testing is scheduled to be complete in the third quarter.

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

     Guarantee Life will continue to evaluate situations where indicators point to a potential risk of failure. In these cases, contingency plans are being developed to identify alternative strategies. We have leveraged our existing business recovery plan to develop a Y2K-specific contingency plan, identifying proactive measures and specific contingencies for the transition to the Year 2000. A Y2K Event Team has been established and a Command Center will be put in place at the end of the year. Specific policies have been communicated across the company regarding availability of support resources during this period. Our Y2K contingency plan is expected to be finalized in August 1999. A "mock" Y2K test will be held in October 1999 to validate these plans.

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

New Accounting Pronouncements

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be implemented on January 1, 2000, and included in Guarantee Life's December 31, 2000 financial statements. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities and measure them at fair value. The accounting for changes in the fair value of a derivative will be determined by the intended use of the derivative. Early implementation of SFAS 133 would have resulted in an insignificant change in net income. In June 1999, the FASB issued SFAS 137, deferring SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     There have been no material changes in reported market risks faced by Guarantee Life since the end of the most recent fiscal year end.

PART 11 - OTHER INFORMATION

     ITEMS 1, 2, 3, and 5 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 13, 1999. One matter was voted upon at the Annual Meeting and the results are shown below.

     Election of Directors.  The following directors were re-elected:
     ---------------------
                                     Withhold Authority
     Director            For         to Vote for Nominee    Term
     --------            ---         -------------------    ----

     C. R. Bob Bell      5,793,878   147,186                3 years
     Thomas T. Hacking   5,795,628   145,436                3 years
     A. J. Scribante     5,789,336   151,728                3 years

     Directors whose terms of office continued after the Annual Meeting:

     Robert D. Bates
     Theodore C. Cooley
     Lee M. Gammill, Jr.
     James M. McClymond
     Bernard W. Reznicek
     Janice D. Stoney
     William F. Welsh II

     Further information regarding the election of directors is contained in the Company's proxy statement dated April 12, 1999.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)  The following exhibits are being filed pursuant to Item 6(a) of Form 10-Q.

          10(w) Amendment to Employment Agreement of Robert D. Bates
          10(x) Guarantee Life Insurance Company Deferred Compensation Plan, as
                amended and restated effective as of December 1, 1996
          10(y) Amendment to the Guarantee Life Insurance Company Deferred
                Compensation Plan
          10(z) Amendment No. 2 to the Guarantee Life Insurance Company Deferred
                Compensation Plan
          10(aa) Guarantee Life Insurance Company Board of Directors Deferred
                 Compensation Plan, as amended and restated effective as of December 1, 1996
          10(bb) Amendment to the Guarantee Life Insurance Company Board of
                 Directors Deferred Compensation Plan
          10(cc) Amendment No. 2 to the Guarantee Life Insurance Company Phantom
                 Stock Plan

          10(dd) Amendment No. 6 to The Guarantee Life Companies Inc. Long-Term
                 Incentive Plan

          10(ee) Amendment to The Guarantee Life Companies Inc. Executive
                 Severance Plan

          10(ff) Stock Option Early Exercise Incentive Program

          10(gg) Third Revised Exhibit A to The Guarantee Life Companies Inc.
                 and Guarantee Life Insurance Company Executive Severance Plan

          27     Financial Data Schedule
        ------------------------------------------------------------------------

     (b) Guarantee Life did not file any reports on Form 8-K during the quarter ended June 30, 1999.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE GUARANTEE LIFE COMPANIES INC.

Date: August 11, 1999            /s/ WILLIAM L. BAUHARD
                                 ----------------------
                                     William L. Bauhard
                      Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)