Form 10-Q
period 1999-09-30
GUARANTEE LIFE COMPANIES INC
filed 1999-11-15
CIK 946149

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                          ---------------------------
                                   FORM 10-Q
                          ---------------------------

             -----------------------------------------------------
             (Mark One)
              [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      or

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1999         Commission File Number  0-26788


                       THE GUARANTEE LIFE COMPANIES INC.
          (Exact Name of the Registrant as Specified in its Charter)



            Delaware                            47-0785066
(State of Incorporation)             (I.R.S. Employer Identification Number)


                8801 Indian Hills Drive, Omaha, Nebraska 68114
              (Address of Principal Executive Offices) (Zip Code)


                 Registrant's telephone number: (402) 361-7300



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Shares of common stock outstanding as of: October 28, 1999: 9,267,234


================================================================================

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                           September 30,     December 31,
                                          Assets                                                1999             1998
                                          ------                                           -------------     -----------
Invested assets:                                                                            (unaudited)
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost: $883,769 and $865,597)......     $  862,325      $  888,363
          Held-to-maturity, at amortized cost (fair value: $141,453 and $158,341)........        141,663         147,180
                                                                                           -------------     -----------
                                                                                               1,003,988       1,035,543

     Equity securities, at fair value (cost:$24,976 and $20,643).........................         28,336          23,835
     Mortgage loans, net.................................................................        111,649         103,736
     Policy loans........................................................................         32,317          31,767
     Investment real estate, net.........................................................          3,202           3,211
     Other invested assets, net..........................................................         35,446          54,970
     Closed Block invested assets........................................................        302,919         314,108
                                                                                           -------------     -----------
Total invested assets....................................................................      1,517,857       1,567,170

Cash and cash equivalents................................................................         32,484          23,794
Accrued investment income................................................................         13,911          13,900
Recoverable from reinsurers..............................................................         96,864          95,511
Accounts receivable, net.................................................................         23,270          19,641
Deferred policy acquisition costs........................................................        148,470         144,844
Property, plant and equipment, net.......................................................         19,132          19,929
Other assets ............................................................................         11,796          12,607
Closed Block other assets................................................................         14,543          16,224
Separate account assets..................................................................        109,388          78,629
                                                                                           -------------     -----------
Total assets ............................................................................     $1,987,715      $1,992,249
                                                                                           =============     ===========

                           Liabilities and Shareholders' Equity
                           ------------------------------------
Future policy benefits...................................................................     $  185,581      $  178,133
Policyholder account balances............................................................        791,552         795,820
Policy and contract claims...............................................................         75,444          68,701
Other policyholder funds.................................................................         48,977          43,751
Unearned premium revenue.................................................................         13,538          13,149
Payable to reinsurers....................................................................          5,191           8,670
Notes payable............................................................................        116,250         112,500
Other liabilities........................................................................         31,539          54,846
Closed Block liabilities.................................................................        380,779         386,933
Discontinued operations, net.............................................................         21,826          21,075
Separate account liabilities.............................................................        109,388          78,629
                                                                                           -------------     -----------
Total liabilities........................................................................      1,780,065       1,762,207
                                                                                           -------------     -----------

Shareholders' equity:
     Common stock $0.01 par value; 30,000,000 shares authorized, 10,315,785 shares
       issued ............................................................................           103             103
     Additional paid-in capital..........................................................        200,799         201,255
     Treasury stock, at cost (1,052,597 shares and 1,087,124 shares) ....................        (24,156)        (25,054)
     Retained earnings...................................................................         44,912          33,962
     Net unrealized investment gain (loss)...............................................        (14,008)         19,776
                                                                                           -------------     -----------
Total shareholders' equity...............................................................        207,650         230,042
Commitments and contingencies............................................................              -               -
                                                                                           -------------     -----------
Total liabilities and shareholders' equity...............................................     $1,987,715      $1,992,249
                                                                                           =============     ===========

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                                                            Three Months Ended       Nine Months Ended
                                                                               September 30,           September 30,
                                                                           1999           1998       1999         1998
                                                                         --------      ---------   ----------    ---------
Revenues:
Direct and assumed premiums and policyholder assessments..............  $ 116,243      $ 110,629   $  346,339    $ 295,035
Reinsurance premiums..................................................    (17,707)       (19,574)     (54,827)     (57,491)
                                                                        ---------      ---------   ----------    ---------
Net premiums and policyholder assessments.............................     98,536         91,055      291,512      237,544

Investment income, net................................................     21,090         20,892       63,381       54,387
Realized investment gains/(losses) ...................................        428            985        (645)        1,501
Ceding commissions and other income...................................      5,278          5,631       18,527       16,508
Contribution from Closed Block........................................        677          1,827        2,971        3,434
                                                                        ---------      ---------   ----------    ---------
Total revenues........................................................    126,009        120,390      375,746      313,374
                                                                        ---------      ---------   ----------    ---------

Policyholder benefits:
Direct and assumed benefits...........................................     95,573         94,256      279,328      236,610
Reinsurance recoveries................................................    (16,674)       (20,234)     (47,840)     (50,132)
                                                                        ---------      ---------   ----------    ---------
Net policyholder benefits.............................................     78,899         74,022      231,488      186,478
                                                                        ---------      ---------   ----------    ---------

Expenses:
Policy acquisition costs..............................................     20,254         22,576       60,277       58,288
Other insurance operating expense.....................................     19,792         19,346       64,334       59,742
                                                                        ---------      ---------   ----------    ---------
Total expenses........................................................     40,046         41,922      124,611      118,030
                                                                        ---------      ---------   -----------   ---------

Income from continuing operations before income taxes.................      7,064          4,446       19,647        8,866
                                                                        ---------      ---------   -----------   ---------
Income tax expense....................................................      2,472          1,556        6,876        3,103
                                                                        ---------      ---------   -----------   ---------
Net income from continuing operations.................................      4,592          2,890       12,771        5,763
                                                                        ---------      ---------   -----------   ---------
Net income (loss) from discontinued operations........................         44             (8)         123          (37)
                                                                        ---------      ---------   -----------   ---------
Net income............................................................  $   4,636      $   2,882   $   12,894       $5,726
                                                                        =========      =========   ===========   =========

Basic Earnings per share:
     Weighted average shares outstanding..............................  9,253,263      9,219,303    9,242,454    9,011,663
                                                                        =========      =========   ==========    =========
     Net income from continuing operations............................  $    0.49      $    0.31   $     1.39    $    0.64
                                                                        =========      =========   ==========    =========
     Net income from discontinued operations..........................  $    0.01      $    0.00   $     0.01    $    0.00
                                                                        =========      =========   ==========    =========
     Net income.......................................................  $    0.50      $    0.31   $     1.40    $    0.64
                                                                        =========      =========   ==========    =========

Diluted Earnings per share:
     Weighted average shares outstanding..............................  9,541,554      9,366,388    9,398,406    9,238,871
                                                                        =========      =========   ==========    =========
     Net income from continuing operations............................  $    0.48      $    0.31   $     1.36    $    0.62
                                                                        =========      =========   ==========    =========
     Net income from discontinued operations..........................  $    0.01      $    0.00   $     0.01    $    0.00
                                                                        =========      =========   ==========    =========
     Net income.......................................................  $    0.49      $    0.31   $     1.37    $    0.62
                                                                        =========      =========   ==========    =========

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

                                                                             Three Months Ended          Nine Months Ended
                                                                                September 30,              September 30,
                                                                             1999         1998        1999         1998
                                                                          ----------   ----------   ---------   ----------
Net income.............................................................     $ 4,636       $ 2,882    $ 12,894      $ 5,726
Other comprehensive income, net of tax:
     Unrealized appreciation (depreciation) of invested assets.........      (9,065)       15,344     (34,201)      18,810
     Less reclassification adjustment for gains (losses) included in
          net income...................................................        (206)          985        (417)       1,501
                                                                          ---------    ----------   ---------   ----------
                                                                             (8,859)       14,359     (33,784)      17,309
                                                                          ---------    ----------   ---------   ----------
Comprehensive income (loss)............................................     $(4,223)      $17,241    $(20,890)     $23,035
                                                                          =========    ==========   =========   ==========

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                    1999         1998
                                                                                                  ---------    ---------
Net cash provided by operating activities......................................................   $   7,089    $   6,719
                                                                                                  ---------    ---------
Cash flows from investing activities:
   Purchase of fixed maturities................................................................    (222,779)    (210,376)
   Sales, maturities, calls and principal reductions of fixed maturities.......................     208,855      248,961
   Sale (purchase) of equity securities and short-term investments.............................      13,703      (25,738)
   Purchase of mortgage loans..................................................................     (11,975)     (18,460)
   Proceeds from repayment of mortgage loans...................................................       4,061        4,577
   Change in Closed Block invested assets......................................................      11,189          780
   Payment for purchase of Westfield Life Insurance Company, net...............................           -      (90,863)
   Other, net..................................................................................      (1,589)      10,120
                                                                                                  ---------    ---------
     Net cash provided (used) by investing activities..........................................       1,465      (80,999)
                                                                                                  ---------    ---------
Cash flows from financing activities:
   Deposits to policyholder account balances...................................................      58,751       55,952
   Withdrawals from policyholder account balances..............................................     (61,319)     (54,153)
   Purchase of treasury stock..................................................................           -       (3,150)
   Options exercised...........................................................................         898          671
   Proceeds from issuance of notes payable.....................................................      15,000      130,000
   Principal payments on long term debt........................................................     (11,250)     (40,000)
   Shareholder dividends.......................................................................      (1,944)      (1,884)
                                                                                                  ---------    ---------
     Net cash provided by financing activities.................................................         136       87,436
                                                                                                  ---------    ---------
Net increase in cash and cash equivalents......................................................       8,690       13,156
Cash and cash equivalents at beginning of period...............................................      23,794        8,608
                                                                                                  ---------    ---------
Cash and cash equivalents at end of period.....................................................   $  32,484    $  21,764
                                                                                                  =========    =========

    See accompanying notes to condensed consolidated financial statements.

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1999 and 1998

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

Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 1998, contained in Guarantee Life's annual report on Form 10-K for the year ended December 31, 1998.

(2)  Investments

Fixed maturities at September 30, 1999 (in thousands) are as follows:

                                                                                Gross           Gross         Estimated
                                                               Amortized      Unrealized      Unrealized        Fair
                                                                 Cost            Gains          Losses          Value
                                                               ---------      ----------      ----------      ---------
Available-for-sale:
     U.S. Treasury securities and obligations of U.S.
     Government corporations and agencies.................     $  95,676        $    129        $  2,214      $  93,591
     Obligations of states and political subdivisions.....         7,567              69              11          7,625
     Debt securities issued by foreign governments........         8,416               9             276          8,149
     Corporate securities.................................       491,813           4,880          20,305        476,387
     Mortgage-backed securities...........................       204,247           1,350           4,067        201,530
     Other asset-backed securities........................        76,050             268           1,275         75,043
                                                               ---------        --------        --------      ---------
                                                                 883,769           6,704          28,148        862,325
Equity securities.........................................        24,976           5,728           2,369         28,336
                                                               ---------        --------        --------      ---------
                                                               $ 908,745        $ 12,432        $ 30,517      $ 890,661
                                                               =========        ========        ========      =========
Held-to-maturity:
     U.S. Treasury securities and obligations of U.S.
        Government corporations and agencies..............     $   2,569        $      7        $      -      $   2,576
     Obligations of states and political subdivisions.....         6,859              91             209          6,741
     Corporate securities.................................       105,624           3,790           1,563        107,851
     Mortgage-backed securities...........................        13,931                           2,021         11,910
     Other asset-backed securities........................        12,680             264             569         12,375
                                                               ---------        --------        --------      ---------
                                                               $ 141,663        $  4,152        $  4,362      $ 141,453
                                                               =========        ========        ========      =========

(3)  Closed Block

Summarized condensed financial information of the Closed Block (in thousands) is as follows:

                                                                                             September 30,   December 31,
                                           Assets                                                1999           1998
                                           ------                                            -------------   -----------
Invested assets:
     Fixed maturities:
          Available-for-sale, at fair value (amortized cost: $227,178 and $210,935)......        $224,933       $220,603
          Held-to-maturity, at amortized cost (fair value: $33,205 and $48,460)..........          33,304         44,595
                                                                                                 --------       --------
                                                                                                  258,237        265,198
     Policy loans........................................................................          44,682         46,217
     Other invested assets, net..........................................................               -          2,693
                                                                                                 --------       --------
Total invested assets....................................................................         302,919        314,108
Cash and cash equivalents................................................................           1,992          2,000
Accrued investment income................................................................           2,352          2,367
Deferred policy acquisition costs........................................................           9,047         10,476
Other assets.............................................................................           1,152          1,381
                                                                                                 --------       --------
Total Closed Block assets................................................................        $317,462       $330,332
                                                                                                 ========       ========

                                                                                            September 30,   December 31,
                                        Liabilities                                             1999           1998
                                        -----------                                         -------------   ------------
Life future policy benefits..............................................................   $     297,332   $    300,254
Policyholder account balances for annuity contracts......................................             911            885
Policy and contract claims...............................................................             876            839
Other policyholder funds.................................................................          71,943         71,966
Dividends payable to policyholders.......................................................           7,121          7,052
Deferred income taxes....................................................................            (786)         3,384
Other liabilities........................................................................           3,382          2,553
                                                                                            -------------   ------------
Total Closed Block liabilities...........................................................   $     380,779   $    386,933
                                                                                            =============   ============

Condensed statements of income for the Closed Block for the three and nine months ended September 30 (in thousands):

                                                                                  Three Months Ended          Nine Months Ended
                                                                                     September 30,              September 30,
                                                                                -----------------------     ----------------------
                                                                                   1999         1998          1999         1998
                                                                                ----------    ---------     ---------    ---------
Revenues:
Insurance premiums and policyholder assessments, net of reinsurance..........   $    4,513    $   4,938     $  14,038    $  15,136
Investment income, net.......................................................        5,545        5,512        16,449       16,473
Realized investment gains....................................................           25           32           913          663
Other income.................................................................            2            1             7            5
                                                                                ----------    ---------    ----------    ---------
Total revenues...............................................................       10,085       10,483        31,407       32,277
                                                                                ----------    ---------    ----------    ---------

Policyholder benefits and expenses:
Total policyholder benefits, net of reinsurance..............................        5,437        4,899        16,020       16,163
Policy acquisition costs.....................................................          490          543         1,624        1,556
Other insurance operating expense............................................        1,025        1,072         3,069        3,186
                                                                                ----------    ---------    ----------    ---------
Total benefits and expenses..................................................        6,952        6,514        20,713       20,905
Dividends to policyholders...................................................        2,456        2,142         7,723        7,938
                                                                                ----------    ---------    ----------    ---------
Contribution from the Closed Block...........................................   $      677    $   1,827    $    2,971    $   3,434
                                                                                ==========    =========    ==========    =========

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

The excess of Closed Block liabilities over Closed Block assets as of September 30, 1999 represents the estimated future contribution from Closed Block, which will be recognized in Guarantee Life's statements of income over the period the underlying policies and contracts remain in force.

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

(6) Sale of Philadelphia Financial Group, Inc., PFG Distribution Company, and AGL Life Assurance Company
The Guarantee Life Companies Inc. signed a definitive agreement on August 16, 1999 whereby Guarantee Life Insurance Company will assume the term life insurance and fixed annuity business of AGL Life Assurance Company; and will sell Philadelphia Financial Group, Inc., PFG Distribution Company, and AGL with its remaining variable life and variable annuity business. The sale is scheduled for closing on October 29, 1999. This will be a cash transaction for the price of $3.9 million, plus the capital and surplus of AGL, which was $18.9 million on September 30, 1999.

The sale will include the assets and liabilities of AGL's separate account business, which at September 30, 1999 totaled $109.4 million. The balance of AGL's inforce business of nearly 28,000 policies will be assumed by Guarantee Life Insurance Company and will become part of its Individual Division's operations. The AGL distribution system that currently sells Guarantee Life's individual life and annuity products will remain a part of Guarantee Life's distribution system. PFG Distribution Company is the broker dealer for AGL's variable life and annuity products, and Philadelphia Financial Group, Inc. is the insurance agency that markets these products.

(7)  Jefferson-Pilot Corporation Acquisition of The Guarantee Life Companies
     Inc.
On September 19, 1999, Jefferson-Pilot Corporation and The Guarantee Life Companies Inc. signed a definitive agreement for Jefferson-Pilot Corporation to acquire The Guarantee Life Companies Inc. The agreement provides for a purchase price of $32.00 per share of Guarantee Life common stock. The acquisition price will be payable 50 percent in common stock of Jefferson-Pilot and 50 percent in cash, with a provision that the purchase price will convert to all cash if Jefferson-Pilot stock trades shortly before closing at an average price above $75.00 per share or, at Jefferson-Pilot's option, if shortly before closing the average price is below $65.00 per share, or under certain other circumstances as described in the agreement.

Closing of the transaction is subject to several conditions, including the approval of the shareholders of Guarantee Life, receipt of all appropriate regulatory approvals, and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the Jefferson-Pilot shares that may be issued in the transaction. Shareholders of Guarantee Life will be provided a proxy statement describing the terms of the transaction prior to being asked to vote on the transaction at a special meeting of the shareholders.

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

Operating Results for the Three and Nine Months Ended September 30, 1999 and
1998
     The following table presents the consolidated results of operations combined with the results of operations of the Closed Block. As part of the conversion to a stock life insurance company in 1995, Guarantee Life Insurance established a Closed Block to provide for dividends on certain policies that were in force on December 26, 1995 (the "Effective Date"). After the Effective Date, the operating results from the Closed Block are reported on one line, Contribution from Closed Block, in the consolidated statements of income. Management's discussion and analysis addresses the combined results of operations unless noted otherwise.

Combined Results of Operations(in thousands)

                                                                        Three Months Ended           Nine Months Ended
                                                                           September 30,               September 30,
                                                                     -----------------------     ----------------------
                                                                        1999         1998           1999         1998
                                                                     ----------    ---------     ---------    ---------
Revenues:
     Premiums and policyholder assessments, net...................     $103,049     $ 95,993      $305,550     $252,680
     Investment income, net.......................................       26,635       26,404        79,830       70,860
     Realized investment gains....................................          453        1,017           268        2,164
     Ceding commissions and other income..........................        5,280        5,632        18,534       16,513
                                                                     ----------    ---------     ---------    ---------
Total revenues....................................................      135,417      129,046       404,182      342,217

Benefits and expenses:
     Policyholder benefits, net of reinsurance....................       84,336       78,921       247,508      202,641
     Expenses.....................................................       41,556       43,531       129,290      122,759
     Dividends to policyholders...................................        2,461        2,148         7,737        7,951
                                                                     ----------    ---------     ---------    ---------
Total policyholder benefits, expenses.............................      128,353      124,600       384,535      333,351
                                                                     ----------    ---------     ---------    ---------

Income from continuing operations before income taxes.............        7,064        4,446        19,647        8,866
Income taxes......................................................        2,472        1,556         6,876        3,103
                                                                     ----------    ---------     ---------    ---------
Net income from continuing operations.............................     $  4,592     $  2,890      $ 12,771     $  5,763
                                                                     ==========    =========     =========    =========

Net income excluding realized gains...............................     $  4,298     $  2,229      $ 12,597     $  4,356
                                                                     ==========    =========     =========    =========

     Investment Income, Net. Net investment income increased $0.2 million, or 0.9%, and $9.0 million, or 12.7%, for the three and nine month periods ended September 30, 1999 over 1998. The increase for the nine months of 1999 over 1998 is due primarily to the acquisition of Westfield on May 31, 1998. The 1998 results reflect only four months of activity for Westfield while the 1999 results reflect the full nine months.

Insurance Operations--Employee Benefits Division(EBD)

     The following table sets forth the results of operations for Guarantee Life's Employee Benefits Division for the three and nine months ended September 30, 1999 and 1998 (in thousands).

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                     -----------------------     ----------------------
                                                                        1999         1998           1999         1998
                                                                     ----------    ---------     ---------    ---------
Revenues:
     Insurance premiums...........................................      $55,589      $52,808      $164,255     $152,731
     Reinsurance premiums ........................................         (896)      (1,189)       (3,164)      (3,689)
                                                                     ----------    ---------     ---------    ---------
     Net earned premiums..........................................       54,693       51,619       161,091      149,042
     Investment income, net.......................................        3,624        3,090        10,129        8,974
     Realized investment gains(losses)............................          (33)          82          (351)         510
     Ceding commissions ..........................................           46           43           119          155
                                                                     ----------    ---------     ---------     ---------
Total revenues....................................................       58,330       54,834       170,988      158,681

Benefits and expenses:
     Gross policyholder benefits..................................       40,305       41,499       116,971      114,291
     Recoveries from reinsurers ..................................       (1,434)        (961)       (3,180)      (2,890)
                                                                     ----------    ---------     ---------    ---------
     Net benefits.................................................       38,871       40,538       113,791      111,401
     Acquisition costs and operating expenses.....................       18,263       17,873        54,116       56,210
                                                                     ----------    ---------     ---------    ---------
Total policyholder benefits and expenses..........................       57,134       58,411       167,907      167,611
                                                                     ----------    ---------     ---------    ---------
Income (loss) from continuing operations before income taxes......      $ 1,196      $(3,577)     $  3,081     $ (8,930)
                                                                     ==========    =========     =========    =========

     EBD provides group non-medical products including term life, accidental death and dismemberment (AD&D), short-term disability (STD), long-term disability (LTD), and dental; and voluntary (worksite marketed) products.

     EBD net earned premiums increased $3.1 million, or 6.0%, for the third quarter of 1999 over 1998 and $12.0 million, or 8.1 %, for the nine months ended September 30, 1999 over 1998. The greatest increases in net earned premiums occurred in the dental, STD, and LTD product lines. Dental net earned premiums increased $1.1 million, or 6.1%, and $4.0 million, or 8.0%, for the three and nine month periods ended September 30, 1999 over 1998. STD net earned premiums increased $0.9 million, or 17.4%, and $1.1 million, or 6.9%, for the three and nine month periods ended September 30, 1999 over 1998. LTD net earned premiums increased $0.9 million, or 7.7%, and $4.0 million, or 12.4%, for the three and nine month periods ended September 30, 1999 over 1998. These increases were the result of continued new sales growth in excess of policy terminations. The increase in LTD net earned premiums is also attributable to a decrease in reinsurance premiums which changed from 5.9% to 2.5% of direct LTD earned premiums effective April 1, 1999, as Guarantee Life Insurance increased its retention limits.

     EBD net benefits decreased $1.7 million, or 4.1%, for the third quarter of 1999 over 1998 and increased $2.4 million, or 2.2%, for the nine months ended September 30, 1999 over 1998. The decrease for the quarter relates to significant improvements in the life and LTD net benefits as compared to third quarter 1998. Third quarter 1998 claims experience was unusually unfavorable, particularly in these two product lines. The increase for the nine months of 1999 over 1998 is due to higher premium volumes in all product lines; however, with the exception of AD&D, all product lines experienced significant loss ratio improvements for the nine month period ended September 30, 1999 over 1998. Life net benefits decreased $2.1 million, or 15.7%, and increased $0.1 million, or 0.3%, for the three and nine month periods ended September 30, 1999 over 1998. LTD net benefits decreased $0.6 million, or 6.5%, and increased $1.0 million, or 4.3%, for the three and nine month periods ended September 30, 1999 over 1998. Dental net benefits increased $0.4 million, or 3.2%, over third quarter 1998, and increased $1.0 million, or 2.5%, for the nine month period ended September 30, 1999 over 1998. AD&D net benefits increased $0.4 million, or 49.6%, and $0.4 million, or 16.5%, for the three and nine month periods of 1999 over 1998 due to a few large claims; however, management does not believe there are significant trends associated with this increase.

     As stated above, with the exception of AD&D, all product lines have experienced significant loss ratio improvements for the nine month period ended September 30, 1999 over 1998. Specifically, in 1998, the frequency of dental claims had increased; therefore, corrective pricing actions were implemented resulting in improved loss ratios in 1999. The 1999 LTD loss ratio has also improved over 1998 due to lower claim levels. Furthermore, in 1998, the severity of life claims had increased. An internal study was conducted and it was determined that no significant trends had developed that would generate continued unfavorable claims experience. The life claims experience for 1999 has improved.

     EBD expenses increased $0.4 million, or 2.2%, and decreased $2.1 million, or 3.7%, for the three and nine month periods ended September 30, 1999 over 1998. The decrease for the nine months of 1999 over 1998 was due to continued improvement of operating unit expenses as a result of technology, improved training, internal efforts to reduce expenses and avoid costs, and a higher deferral of costs associated with the acquisition of new business which will be amortized over the estimated life of the associated new policies.

Insurance Operations--Group Special Markets Division(GSM)

     The following table sets forth the results of operations for Guarantee Life's Group Special Markets Division for the three and nine months ended September 30, 1999 and 1998 (in thousands).

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                     -----------------------     ----------------------
                                                                        1999         1998           1999         1998
                                                                     ----------    ---------     ---------    ---------
Revenues:
     Insurance premiums...........................................     $ 38,963     $ 34,905      $115,157     $ 88,606
     Reinsurance premiums ........................................      (12,355)     (14,336)      (39,185)     (43,500)
                                                                     ----------    ---------     ---------    ---------
     Net earned premiums..........................................       26,608       20,569        75,972       45,106
     Investment income, net.......................................          719          146         2,016        1,197
     Realized investment gains(losses)............................           (6)           9           (69)          85
     Ceding commissions...........................................        3,971        5,025        13,148       14,485
                                                                     ----------    ---------     ---------    ---------
Total revenues....................................................       31,292       25,749        91,067       60,873

Benefits and expenses:
     Gross policyholder benefits..................................       30,208       28,059        94,447       65,659
     Recoveries from reinsurers ..................................       (9,450)     (14,399)      (32,088)     (38,135)
                                                                     ----------    ---------     ---------    ---------
     Net benefits.................................................       20,758       13,660        62,359       27,524
     Acquisition costs and operating expenses.....................        8,442       11,784        26,692       28,904
                                                                     ----------    ---------     ---------    ---------
Total policyholder benefits and expenses..........................       29,200       25,444        89,051       56,428
                                                                     ----------    ---------     ---------    ---------
Income from continuing operations before income taxes.............     $  2,092     $    305      $  2,016     $  4,445
                                                                     ==========    =========     =========    =========

     GSM provides specialty medical products including excess loss insurance, medical reimbursement insurance for business executives, and group non-medical products typically sold in conjunction with the excess loss insurance.

     GSM net premiums increased $6.0 million, or 29.4%, and $30.9 million, or 68.4%, for the three and nine month periods ended September 30, 1999 over 1998. The design of the medical reimbursement product was changed so that the product is an experience rated retro premium product in which the insured pays a fixed premium initially and experience rated premiums vary based on actual paid claims. The design change was implemented January 1, 1999 and resulted in premiums, claims, and commissions being accounted for and reported on a gross basis. Prior to 1999 and with the previous design of this product, premiums were accounted for and reported net of claims and commissions, similar to minimum premium plans. As a result, medical reimbursement net earned premiums increased $14.9 million and $40.7 million for the three and nine month periods ended September 30, 1999 over 1998.

     The increases in the medical reimbursement net premiums were partially offset by decreases in excess loss and life net premiums. Excess loss net premiums decreased $7.3 million, or 60.0%, and $7.2 million, or 33.4%, and life net premiums decreased $1.0 million, or 22.1%, and $2.0 million, or 14.9%, for the three and nine month periods ended September 30, 1999 over 1998. In the second half of 1998, excess loss underwriting guidelines were strengthened; therefore, the amount of excess loss business written decreased. Since a considerable amount of life business is sold in conjunction with excess loss, the decrease in sales of excess loss contributed to a decrease in life premiums as well.

     GSM net benefits increased $7.1 million, or 52.0%, and $34.8 million, or 126.6%, for the three and nine month periods ended September 30, 1999 over 1998. Due to the design change of the medical reimbursement product, net benefits for this product increased $14.6 million and $39.4 million for the three and nine month periods ended September 30, 1999 over 1998. Excess loss net benefits decreased $4.6 million, or 55.7%, and $2.1 million, or 12.7%, and life net benefits decreased $2.1 million, or 52.1%, and $2.5 million, or 28.3%, for the three and nine month periods ended September 30, 1999 over 1998. These decreases for the excess loss and life product lines are attributable to the decrease in written business as a result of the revised underwriting guidelines.

     The deterioration in loss ratios is attributable to both the excess loss and medical reimbursement product lines. Loss ratios for excess loss in 1999 have been adversely affected by 1997 and 1998 experience. With the design change of the medical reimbursement product, premiums and claims are accounted for on a gross basis; therefore, the loss ratio exceeds 85.0% for both the three and nine months ended September 30, 1999. In 1998, premiums for the medical reimbursement product were reported net of claims and commissions resulting in no loss ratio.

     GSM net results from continuing operations increased $1.8 million, or 585.9%, for the quarter ended September 30, 1999 over 1998 and decreased $2.4 million, or 54.7%, for the nine months ended September 30, 1999 over 1998. The decline in profitability for the nine months is primarily attributable to higher loss ratios for the excess loss product line. Excess loss results in the first half of 1999 were adversely affected by experience resulting from 1997 and 1998 policy years. Due to the adverse experience which emerged in 1998, the underwriting standards and procedures were strengthened. As is noticeable in the third quarter 1999 results, the positive results from the revised underwriting guidelines are beginning to emerge as the more recently underwritten policies make up an increasingly greater portion of the in-force business. In addition, the improved net operating results for the quarter are attributable to a substantial improvement in the life loss ratio.

Insurance Operations--Individual Division

     The following table sets forth the results of operations for Guarantee Life's Individual Division for the three and nine months ended September 30, 1999 and 1998 (in thousands).

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                     -----------------------     ----------------------
                                                                        1999         1998           1999         1998
                                                                     ----------    ---------     ---------    ---------
Revenues:
     Insurance premiums...........................................      $26,254      $27,887      $ 81,120     $ 69,014
     Reinsurance premiums ........................................       (4,507)      (4,082)      (12,634)     (10,482)
                                                                     ----------    ---------     ---------    ---------
     Net earned premiums..........................................       21,747       23,805        68,486       58,532
     Investment income, net.......................................       22,035       22,589        66,708       59,541
     Realized investment gains(losses)............................          492          911           852        1,640
     Ceding commissions ..........................................        1,248          564         5,217        1,873
                                                                     ----------    ---------     ---------    ---------
Total revenues....................................................       45,522       47,869       141,263      121,586

Benefits and expenses:
     Gross policyholder benefits..................................       30,640       29,627        84,387       72,887
     Recoveries from reinsurers ..................................       (5,932)      (4,904)      (13,029)      (9,172)
                                                                     ----------    ---------     ---------    ---------
     Net benefits.................................................       24,708       24,723        71,358       63,715
     Acquisition costs and operating expenses.....................       12,513       12,578        40,917       33,845
     Dividends to policyholders...................................        2,461        2,148         7,737        7,951
                                                                     ----------    ---------     ---------    ---------
Total policyholder benefits and expenses..........................       39,682       39,449       120,012      105,511
                                                                     ----------    ---------     ---------    ---------
Income from continuing operations before income taxes.............      $ 5,840      $ 8,420      $ 21,251     $ 16,075
                                                                     ==========    =========     =========    =========

   Effective May 31, 1998, The Guarantee Life Companies Inc. acquired Westfield from Ohio Farmers Insurance Company. Westfield's results of operations are included in Guarantee Life's consolidated results beginning June 1, 1998.

   Net premiums and policyholder assessments decreased $2.1 million, or 8.7%, for the quarter ended September 30, 1999 over 1998 and increased $10.0 million, or 17.0%, for the nine months ended September 30, 1999 over 1998. The decrease for the quarter is almost entirely attributable to Westfield, which experienced decreases among most of its product lines. The nine month period ended September 30, 1998 contains only four months of results for Westfield (as indicated above) due to the acquisition effective May 31, 1998. Therefore, Westfield accounts for $8.9 million of the increase in net premiums and policyholder assessments for the nine month period ended September 30, 1999 over 1998. The remaining increase for the nine months ended September 30, 1999 is a result of increased premium volumes for Guarantee Life Insurance products, primarily the final expense product.

   Ceding commissions and other income increased $0.7 million, or 121.3%, and $3.3 million, or 178.5%, for the three and nine month periods ended September 30, 1999 over 1998. The increase for the nine months ended September 30, 1999 over 1998 relates primarily to a $1.75 million death benefit on a director's policy for which PFG was the beneficiary. The increase for the quarter and the remaining increase for the nine months are the result of increased sales volume of Guarantee Life Insurance and AGL term life products.

   Individual net policyholder benefits for third quarter 1999 were consistent with third quarter 1998 and increased $7.6 million, or 12.0%, for the nine months ended September 30, 1999 over 1998. This increase is due to the Westfield acquisition, which accounts for $10.3 million of the increase for the nine months ended September 30, 1999 over 1998. In addition, this increase is partially offset by a decrease of $2.2 million in claims at Guarantee Life Insurance.

   Individual expenses for third quarter 1999 were consistent with third quarter 1998 and increased $7.1 million, or 20.9%, for the nine month period ended September 30, 1999 over 1998. This increase for the nine months of 1999 over 1998 relates partially to the increase in operating expenses for Westfield of $4.6 million for the first nine months of 1999 as compared to the four months included in 1998 results. Guarantee Life Insurance Individual Division expenses increased $0.4 million for the nine months ended September 30, 1999 over 1998. PFG expenses increased $2.1 million for the nine months ended September 30, 1999 over 1998. The increase at PFG for the year-to-date September 30, 1999 expenses over the same periods in 1998 are attributable to a write-off of goodwill and allocation of management expenses from Guarantee Life Insurance.

   Policyholder dividends increased $0.3 million, or 14.6%, and decreased $0.2 million, or 2.7%, for the three and nine month periods ended September 30, 1999 over 1998. The decrease for the nine months is the result of a reduced dividend scale.

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

     The following table sets forth the results of operations of Corporate for the three and nine months ended September 30, 1999 and 1998 (in thousands).

                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                September 30,
                                                                     -------------------------    -----------------------
                                                                       1999             1998        1999           1998
                                                                     --------         --------    --------       --------
Total revenues....................................................    $   273          $  594      $   864        $ 1,077

Gross policyholder benefits.......................................         (1)              -            -              1

Total expenses....................................................      2,338           1,296        7,565          3,801
                                                                      -------          ------      -------        -------
Income before taxes...............................................    $(2,064)         $ (702)     $(6,701)       $(2,725)
                                                                      =======          ======      =======        =======

     Total expenses increased $1.0 million, or 80.4%, for the quarter ended September 30, 1999 over 1998 and $3.8 million, or 99.0%, for the nine months ended September 30, 1999 over 1998. These increases are attributable primarily to the interest expense associated with the outstanding debt, as $90.0 million was issued in conjunction with the Westfield acquisition. In addition, Guarantee Life has increased its total outstanding debt by $3.8 million since December 31, 1998.

Regulatory Issues

     On June 3, 1999, Guarantee Life received notice from the Kansas City office of the U.S. Department of Labor (the "Department") that it was conducting an investigation with respect to employee benefit plans of Guarantee Life and its clients pursuant to Section 504(a)(1) of the Employee Retirement Income Security Act of 1974 ("ERISA"), to determine whether any person has violated or is about to violate any provision of Title I of ERISA. Guarantee Life and certain of its employee benefit plan clients are subject to ERISA in connection with, among other things, certain policies sold by Guarantee Life's Employee Benefits and Group Special Markets Divisions. The notice included subpoenas requesting that certain documents and records be provided to the Department. Guarantee Life intends to cooperate fully with the Department.

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

     In December 1998, the Board of Directors of Westfield declared and paid a $20 million extraordinary distribution of excess capital to the Holding Company. The State of Nebraska approved this transaction. In September 1998, AGL's Board of Directors declared and paid a $2.4 million dividend to PFG. In addition, AGL's Board of Directors declared a $6.0 million dividend to be paid to PFG in conjunction with the sale scheduled for closing on October 29, 1999, which was paid on October 28, 1999. In 1999, Guarantee Life Insurance can declare a dividend of up to $12.5 million without permission from the Nebraska Department of Insurance. Westfield cannot declare a dividend in 1999 without permission from the Nebraska Department of Insurance.

     Guarantee Life increased its outstanding debt obligations by $1.25 million to $116.25 million during the three months ended September 30, 1999. The total obligation consists of $71.25 million under the Holding Company's Senior Secured Term Loan ("Term Loan") and $45.0 million under the Holding Company's Revolving Credit Facility.

     Management believes that the current amortization of the Term Loan ($3.75 million per quarter) and a lack of sustained earnings improvement, particularly in EBD, could create a liquidity constraint at the Holding Company beyond 1999 unless other actions are taken. As a result, Guarantee Life considered various actions to take, including strategic alternatives. On September 19, 1999, Guarantee Life entered into a definitive agreement for Jefferson-Pilot Corporation to acquire Guarantee Life. Jefferson Pilot's financial strength was among the factors Guarantee Life considered in reaching its decision to pursue the acquisition of Guarantee Life by Jefferson-Pilot.

Year 2000 Issues

     Guarantee Life recognizes the significance and technological impact that the Year 2000 (Y2K) challenge will have on organizations worldwide and has established a comprehensive plan to achieve compliance. Our overall goal is to ensure that we continue to provide quality products and services with no interruption to our customers. Overall Y2K renovation efforts are complete across the company. We have focused on our internal systems, and whether or not our key business partners, vendors, and suppliers will be compliant in the next millennium.

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

     Impact Assessment

     During the assessment phase, mission critical applications impacted were identified and a high-level budget was developed and approved. The total cost of Y2K compliance is estimated at approximately $2.6 million through 2000. This represents approximately 6% of the total Information Technology (IT) budget over this time period. The Y2K-related expenses incurred by year are as follows:

                  1997                              $   800,000
                  1998                              $ 1,062,000
                  1999 (through 9/30)               $   407,000

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

     Renovation

     IT Systems - A renovation strategy was defined for each of our mission
     ----------
critical applications. In some cases, it was decided to upgrade vendor supplied software with Y2K-compliant releases. In other cases, decisions were made to replace software altogether taking advantage of new functionality. For most in-house developed applications, modifications were made to ensure compliance.

     Several of our policy administration and claims processing applications have either been renovated through vendor-supplied upgrades or replaced with packages that we believe, based on our testing, are Y2K-compliant. Most of the system replacements had been planned and were merely accelerated due to the Y2K issues. In the Individual Division significant model office testing has been conducted to ensure compliance and the updated systems have been put into production successfully. We believe that all Y2K issues have been addressed and completed with respect to all mission critical applications in EBD and GSM. The existing mainframe administration and claims systems were renovated in 1998 for contingency purposes. We will continue to perform quality assurance testing of our key systems throughout 1999. As an example, we utilized an external party to perform a final quality assurance test of one of our primary date modules. No problems were found.

     Our existing general ledger and accounts payable applications were replaced in 1997 with a new vendor-supplied package that we believe, based on our testing, is Y2K-compliant. Human Resource administration and payroll systems were successfully upgraded in 1998. These systems and our vendor-supplied Investment systems have been tested and are believed to be Y2K-compliant. Other smaller, non-critical applications were either renovated or replaced in 1999.

     Each of our major operating platforms has been upgraded. Our imaging and fax software were upgraded successfully in April 1998. A complete inventory of data center hardware and software has been completed and assessed. Test environments are in place on each platform. A separate network lab continues to be available if needed for testing business software and end user computing applications. Additional scan software was purchased to perform final audits of mainframe and end user computing applications. All remaining mainframe system software and workstation upgrades were completed in the third quarter, 1999.

     PFG's core administrative systems were developed to accommodate a four-digit year. The operating system software was upgraded in 1998. Final verification of key application systems and infrastructure was completed in September 1999. Other software/hardware components and business partners' compliance status continue to be monitored. Existing Westfield Life business is administered through a third party administrator, who has indicated their primary system is Y2K-compliant. New business is administered on the Guarantee Life Individual administrative system at the home office, which was renovated in June 1998.

     Non-IT Systems - All of our major suppliers and vendors providing services
     --------------
related to our facilities have been contacted. Our telephone switch has been tested and appears to be Y2K-compliant. The voice mail system was upgraded and tested for Y2K compliance in May 1998. Call accounting software was also upgraded in October 1998. Our elevators are not impacted by the year 2000. Our security and climate control software applications passed rollover tests in March 1999. We have contacted our telecommunications, gas, water and electric utility companies regarding their Y2K compliance status. They have all communicated that renovation of their mission critical systems is complete.

     Certification

     Recognizing that over fifty percent of the effort on Y2K projects is spent in the testing phases, Guarantee Life is committed to ensuring that our remediation efforts go through thorough unit, integration, regression and end-to-end testing. A testing tool was purchased specifically for this effort. To-date, rollover tests (i.e. changed the CPU date past 2000) have been performed on our network servers, AS/400, mainframe and HP UNIX platforms. A Y2K-specific rollover test was successfully conducted at our Business Recovery test site in December 1998. No Y2K issues were encountered during two particularly sensitive Y2K dates: 4/9/1999 and 9/9/1999. Plans have been established to continue testing business cycles using significant dates (e.g. 12/31/1999, 2/29/2000) on all of our platforms in 1999 to ensure no new problems have been introduced.

    Completing our Internal Remediation

     Our Impact Assessment and Infrastructure & Methods phases are completed. Overall Y2K renovation efforts are complete across the company. We have made every effort through our extensive testing of critical hardware and software to reveal any significant Y2K problems and feel that the Company's software and hardware will perform substantially as planned when Year 2000 processing begins. We will continue to perform quality assurance activities and refine contingency plans as we approach the new millennium.

    Guarantee Life is actively monitoring the compliance programs of its key business partners, vendors and suppliers. Over 345 business partners have been inventoried and are being tracked for compliance. Significant progress was made this past quarter in testing with our key business partners. All critical interface testing has been completed.

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

    Guarantee Life will continue to evaluate situations where indicators point to a potential risk of failure. In these cases, contingency plans are developed to identify alternative strategies. We have leveraged our existing business recovery plan to develop a Y2K-specific contingency plan, identifying proactive measures and specific contingencies for the transition to the Year 2000. A Y2K Event Team has been established and a Command Center will be put in place at the end of the year. Specific policies have been communicated across the company regarding availability of support resources during this period. Our Y2K contingency plan is complete. A "mock" Y2K test and walkthroughs will be held in October and November 1999 to validate these plans.

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

PART 11 - OTHER INFORMATION

     ITEMS 1, 2, 3, and 4 are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

ITEM 5 - OTHER INFORMATION

     (a) The sale of Philadelphia Financial Group, Inc., PFG Distribution Company, and AGL Life Assurance Company was completed on October 29, 1999 as scheduled.

     (b) In connection with the Jefferson-Pilot acquisition of Guarantee Life, Guarantee Life has obtained all appropriate regulatory approvals from the Nebraska Department of Insurance.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

     (a) The following exhibits are being filed pursuant to Item 6(a) of Form 10-Q.

         10(hh) Revised Amendment No. 6 to The Guarantee Life Companies Inc. Long Term Incentive Plan

         10(ii) Amendment No. 2 to The Guarantee Life Companies Inc. Executive Severance Plan

         10(jj)   Amendment to Stock Option Early Exercise Incentive Program

         27       Financial Data Schedule

         ----------------------------------------------------

     (b) A report on Form 8-K dated September 22, 1999 was filed with the Commission to report under Item 5, the signing of a definitive agreement for Jefferson-Pilot Corporation to acquire The Guarantee Life Companies Inc.



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE GUARANTEE LIFE COMPANIES INC.

Date: November 15, 1999                             /s/ WILLIAM L. BAUHARD
                                      ------------------------------------------
                                                     William L. Bauhard
                                      Senior Vice President and Chief Financial
                                                   Officer
                                        (Principal Financial Officer)