Form 10-K/A
period 1998-12-31
GUARANTEE LIFE COMPANIES INC
filed 1999-11-24
CIK 946149

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                    --------------------------------------

                                  FORM 10-K/A
                     --------------------------------------

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

            Selected Consolidated Financial Data by Business Segment

                                                                       At or for the Years Ended December 31,
                                                       ---------------------------------------------------------------------
                                                              1998         1997         1996         1995         1994
                                                           ---------    ---------    ---------     ---------    --------
                                                                                       (in millions)
Revenues from continuing operations (1):
   Employee Benefits Division......................          $ 214.0     $ 166.1       $ 109.3      $  88.5      $  62.5
   Group Special Markets...........................             60.9        47.0          53.4         85.2         58.6
   Individual Division (2).........................            128.2        81.6          75.4        111.9        106.7
   Corporate.......................................              0.2        (0.1)          1.1            -            -
                                                             -------     -------       -------      -------      -------
   Total...........................................          $ 403.3     $ 294.6       $ 239.2      $ 285.6      $ 227.8
                                                             =======     =======       =======      =======      =======
Income from continuing operations before
   income taxes:
   Employee Benefits Division......................         $  (9.1)     $ (1.9)       $ (0.6)      $  (3.4)     $   2.3
   Group Special Markets...........................              7.5        11.2          10.8          7.8         12.3
   Individual Division.............................             23.1        18.2          13.6         15.5         12.8
   Corporate.......................................            (7.1)        (1.8)         (1.1)           -            -
                                                             -------     -------       -------      -------      -------
   Total...........................................          $  14.4     $  25.7       $  22.7      $  19.9      $  27.4
                                                             =======     =======       =======      =======      =======

                                                                At or for the Years Ended December 31,
                                                     ------------------------------------------------------------
                                                       1998         1997         1996         1995         1994
                                                     --------    ---------    ---------     ---------    --------
                                                                                (in millions)
Assets (at period end):
   Employee Benefits Division......................  $  132.2    $  141.9      $  126.2     $  113.5     $   99.0
   Group Special Markets...........................     101.6       113.8          98.0        108.3        105.7
   Individual Division.............................   1,693.0     1,187.4       1,029.5        985.7        908.0
   Corporate.......................................      44.3        54.9          19.1         22.7            -
   Discontinued Operations.........................      21.1        21.0          32.4         50.6         75.3
                                                     --------    --------      --------     --------     --------
   Total Consolidated Assets.......................  $1,992.2    $1,519.0      $1,305.2     $1,280.8     $1,188.0
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

(b) The following Current Reports on Form 8-K were filed during the last fiscal quarter of the period covered by this Report:

         Item Reported          Financial Statements Filed       Date of Report
         -------------          --------------------------       --------------

         Item 5 - Other Events            None                  October 7, 1998

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized dated this 23rd day of November, 1999.


                                    THE GUARANTEE LIFE COMPANIES INC.

                                        By /s/ RICHARD A. SPELLMAN
                                          --------------------------------------
                                        Richard A. Spellman
                                        Senior Vice President, General Counsel &
                                        Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of November, 1999.

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

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES

                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                 (In Thousands)


                                                 Future
                                                 Policy
                                                Benefits,
                                              Policyholder
                                                Account                  Premium
                                   Deferred     Balances                 Revenue                                         Other
                                    Policy        and       Unearned       and        Net       Policy      Policy     Insurance
                                  Acquisition    Claims     Premium    Policyholder Investment  Holder    Acquisition  Operating
             Segment                  Cost       Payable    Revenue    Assessments   Income     Benefits     Costs      Expenses
             -------              ----------- ------------ ---------- ------------- ---------- ---------- ----------- -----------
Year ended December 31, 1998:
  Employee Benefits Division.....  $  3,833    $  123,231    $  1,736    $201,337    $11,797     $150,071    $26,775    $46,336
  Group Special Markets..........         0        39,658         140      59,246      1,709       33,776     11,161      8,547
  Individual Division............   151,486     1,297,683      11,583      81,565     81,723       88,381     20,010     25,126
  Corporate......................         -          (223)          -           -      1,340            1          1      7,219
                                   --------    ----------    --------    --------    -------     --------    -------    -------
      Total......................   155,319     1,460,349      13,459     342,148     96,569      272,229     57,947     87,228
                                   ========    ==========    ========    ========    =======     ========    =======    =======

Year ended December 31, 1997:
  Employee Benefits Division.....  $    536    $   91,658    $    658    $155,744    $10,125     $107,065    $22,548    $38,375
  Group Special Markets..........         0        33,484         108      44,258      2,555       21,354      7,765      6,640
  Individual Division............   114,393     1,009,267      11,100      51,859     67,732       59,809     13,390     17,806
  Corporate......................         -             -           -           -        (69)           -          -      1,774
                                   --------    ----------    --------    --------    -------     --------    -------    -------
      Total......................   114,929     1,134,408      11,866     251,861     80,343      188,228     43,703     64,595
                                   ========    ==========    ========    ========    =======     ========    =======    =======

Year ended December 31, 1996:
  Employee Benefits Division.....  $      -    $   84,688    $    474    $104,126    $  5,159    $ 69,042    $15,200    $25,624
  Group Special Markets..........         -        32,934          95      49,497       4,309      23,526      8,775     10,365
  Individual Division............    91,893       888,478      10,110      49,852      65,389      61,075     12,785     17,489
  Corporate......................         -             -           -           -       1,057           -          -      2,146
                                   --------    ----------    --------    --------    --------    --------    -------    -------
      Total......................    91,893     1,006,100      10,679     203,475      75,914     153,643     36,760     55,624
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