Form 10-Q/A
period 1999-03-31
GUARANTEE LIFE COMPANIES INC
filed 1999-11-24
CIK 946149

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                             --------------------
                                  FORM 10-Q/A
                             --------------------

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

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                              1999            1998
                                                                                         --------------   -------------
REVENUES:
Direct and assumed premiums and policyholder assessments..............................   $      112,501    $     88,205
Reinsurance premiums..................................................................          (18,094)        (17,625)
                                                                                         --------------   -------------
Net premiums and policyholder assessments.............................................           94,407          70,580

Investment income, net................................................................           21,451          16,140
Realized investment gains.............................................................              234             119
Other income..........................................................................            1,771               -
Contribution from Closed Block........................................................              735           1,202
                                                                                         --------------   -------------
Total revenues........................................................................          118,598          88,041
                                                                                         --------------   -------------

POLICYHOLDER BENEFITS:
Direct and assumed benefits...........................................................           88,980          67,022
Reinsurance recoveries................................................................          (14,369)        (13,033)
                                                                                         --------------   -------------
Net policyholder benefits.............................................................           74,611          53,989
                                                                                         --------------   -------------

EXPENSES:
Policy acquisition costs..............................................................           15,655          12,928
Other insurance operating expense.....................................................           22,930          20,571
                                                                                         --------------   -------------
Total expenses........................................................................           38,585          33,499
                                                                                         --------------   -------------


Income from continuing operations before income taxes                                             5,402             553
                                                                                         --------------   -------------

Income tax expense....................................................................            1,891             194
                                                                                         --------------   -------------

Net income from continuing operations.................................................            3,511             359
                                                                                         --------------   -------------
Net income (loss) from discontinued operations........................................               51              (2)
                                                                                         --------------   -------------
Net income............................................................................   $        3,562   $         357
                                                                                         ==============   =============

Basic Earnings per share:
     Weighted average shares outstanding..............................................        9,231,210       8,853,228
                                                                                         ==============   =============
     Net income from continuing operations............................................   $         0.38   $        0.04
                                                                                         ==============   =============
     Net income (loss) from discontinued operations...................................   $         0.01   $        0.00
                                                                                         ==============   =============
     Net income ......................................................................   $         0.39   $        0.04
                                                                                         ==============   =============

Diluted Earnings per share:
     Weighted average shares outstanding..............................................        9,321,797       9,174,541
                                                                                         ==============   =============
     Net income from continuing operations............................................   $         0.38   $        0.04
                                                                                         ==============   =============
     Net income (loss) from discontinued operations...................................   $         0.00   $        0.00
                                                                                         ==============   =============
     Net income.......................................................................   $         0.38   $        0.04
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

COMBINED RESULTS OF OPERATIONS (IN THOUSANDS)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                                1999           1998
                                                                                           -------------    ----------
Revenues:
     Premiums and policyholder assessments, net..........................................  $      99,264    $   75,816
     Investment income, net..............................................................         27,145        21,773
     Realized investment gains...........................................................            234           130
     Other income........................................................................          1,771             -
                                                                                            ------------    ----------
Total revenues...........................................................................        128,414        97,719

Benefits and expenses:
     Policyholder benefits, net of reinsurance...........................................         80,011        60,095
     Expenses............................................................................         40,238        34,043
     Dividends to policyholders..........................................................          2,763         3,028
                                                                                            ------------    ----------
Total policyholder benefits and expenses.................................................        123,012        97,166
                                                                                            ------------    ----------
Income from continuing operations before income taxes....................................          5,402           553
Income taxes.............................................................................          1,891           194
                                                                                            ------------    ----------
Net income from continuing operations....................................................  $       3,511    $      359
                                                                                            ============    ==========
Net income excluding realized gains......................................................  $       3,359    $      275
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

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                      1999              1998
                                                                                                 ------------       -----------
Revenues:
     Insurance premiums..................................................................        $    53,535         $  49,193
     Reinsurance premiums................................................................             (1,282)           (1,130)
                                                                                                 ------------       -----------
     Net earned premiums.................................................................             52,253            48,063
     Investment income, net..............................................................              3,010             2,540
     Realized investment gains (losses) .................................................                 88               316
                                                                                                 ------------       -----------
Total revenues...........................................................................             55,351            50,919

Benefits and expenses:
     Gross policyholder benefits.........................................................             36,206            34,524
     Recoveries from reinsurers..........................................................                 26             (174)
                                                                                                 ------------       -----------
     Net benefits........................................................................             36,232            34,350
     Acquisition costs and operating expenses............................................             17,959            20,008
                                                                                                 ------------       -----------
Total policyholder benefits and expenses.................................................             54,191            54,358
                                                                                                 ------------       -----------
Income from continuing operations before income taxes....................................        $     1,160         $  (3,439)
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

                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                     1999                1998
                                                                                                  ------------       ------------
Revenues:
     Insurance premiums..................................................................          $   36,913         $   25,205
     Reinsurance premiums................................................................             (12,909)           (13,529)
                                                                                                  ------------       ------------
     Net earned premiums.................................................................              24,004             11,676
     Investment income, net..............................................................                 603                640
     Realized investment gains (losses) .................................................                   -                 79
                                                                                                  ------------       ------------
Total revenues...........................................................................              24,607             12,395


Benefits and expenses:
     Gross policyholder benefits.........................................................              30,670             17,991
     Recoveries from reinsurers..........................................................             (10,546)           (11,017)
                                                                                                  ------------       ------------
     Net benefits........................................................................              20,124              6,974
     Acquisition costs and operating expenses............................................               5,718              3,782
                                                                                                  ------------       ------------
Total policyholder benefits and expenses.................................................              25,842             10,756
                                                                                                  ------------       ------------
Income from continuing operations before income taxes....................................         $    (1,235)        $    1,639
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

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           1999            1998
                                                                                        -------------   -------------
Revenues:
     Premiums and policyholder assessments, net of reinsurance premiums..............   $     23,007    $    16,077
     Investment income, net..........................................................         23,092         17,792
     Realized investment gains (losses)..............................................            278           (222)
     Other income....................................................................          1,750              -
                                                                                        -------------   -------------
Total revenues.......................................................................         48,127         33,647

Benefits and expenses:
     Policyholder benefits, net of reinsurance.......................................         23,655         18,771
     Acquisition costs and operating expenses........................................         14,816          9,527
     Dividends to policyholders......................................................          2,763          3,028
                                                                                        -------------   -------------
Total policyholder benefits and expenses.............................................         41,234         31,326
                                                                                        -------------   -------------
Income from continuing operations before income taxes................................   $      6,893    $     2,321
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

     Total individual expenses increased $5.3 million or 55.5% for the first quarter of 1999 over 1998. This increase relates partially to operating expenses incurred by Westfield in the first quarter of 1999, which accounts for $2.2 million of the total individual expenses for the first quarter of 1999. Guarantee Life Insurance Individual Division expenses increased $1.4 million, or 17.7%, for the first quarter of 1999 over 1998 due primarily to new sales growth. PFG expenses increased $2.1 million, or 105.5%, for the first quarter of 1999 over 1998 due primarily to a write-off of a portion of goodwill and allocation of management expenses from Guarantee Life Insurance.

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

                                    THE GUARANTEE LIFE COMPANIES INC.

DATE: November 23, 1999                     /s/  WILLIAM L. BAUHARD
                                    ------------------------------------------
                                                WILLIAM L. BAUHARD
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                        OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)