Form 10-Q/A
period 1999-06-30
GUARANTEE LIFE COMPANIES INC
filed 1999-11-24
CIK 946149

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                         ----------------------------
                                   FORM 10-Q/A
                         ----------------------------

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

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)
                                   (unaudited)

                                                                            Three Months Ended         Six Months Ended
                                                                                 June 30,                   June 30,
                                                                           1999           1998         1999         1998
                                                                        ------------  ------------- ------------ ------------
Revenues:
Direct and assumed premiums and policyholder assessments..............   $117,599        $96,445     $230,100     $184,650
Reinsurance premiums..................................................    (19,026)       (20,468)     (37,121)     (38,093)
                                                                        ------------  ------------- ------------ ------------
Net premiums and policyholder assessments.............................     98,573         75,977      192,979      146,557

Investment income, net................................................     20,841         17,351       42,291       33,491
Realized investment gains/(losses) ...................................     (1,308)           409       (1,073)         528
Other Income .........................................................          8              -        1,779            -
Contribution from Closed Block........................................      1,558            405        2,294        1,607
                                                                        ------------  ------------- ------------ ------------
Total revenues........................................................    119,672         94,142      238,270      182,183
                                                                        ------------  ------------- ------------ ------------

Policyholder benefits:
Direct and assumed benefits...........................................     94,777         75,322      183,758      142,344
Reinsurance recoveries................................................    (16,799)       (16,866)     (31,168)     (29,899)
                                                                        ------------  ------------- ------------ ------------
Net policyholder benefits.............................................     77,978         58,456      152,590      112,445
                                                                        ------------  ------------- ------------ ------------

Expenses:
Policy acquisition costs..............................................     12,441         11,970       26,805       24,898
Other insurance operating expense.....................................     22,072         19,854       44,542       40,425
                                                                        ------------ ------------- ------------ ------------
Total expenses........................................................     34,513         31,824       71,347       65,323
                                                                        ------------ ------------- ------------ ------------


Income from continuing operations before income taxes.................      7,181          3,862       12,583        4,415
                                                                        ------------ ------------- ------------ ------------
Income tax expense....................................................      2,513          1,352        4,404        1,545
                                                                        ------------ ------------- ------------ ------------
Net income from continuing operations.................................      4,668          2,510        8,179        2,870
                                                                        ------------ ------------- ------------ ------------
Net income (loss) from discontinued operations........................         28           (27)           79         (29)
                                                                        ------------ ------------- ------------ ------------
Net income............................................................     $4,696         $2,483       $8,258       $2,841
                                                                        ============ ============= ============ ============

Basic Earnings per share:
     Weighted average shares outstanding..............................  9,242,644      8,958,436    9,236,960    8,906,122
                                                                        ============ ============= ============ ============
     Net income from continuing operations............................      $0.51          $0.28        $0.89        $0.32
                                                                        ============ ============= ============ ============
     Net income from discontinued operations..........................          -              -            -            -
                                                                        ============ ============= ============ ============
     Net income.......................................................      $0.51          $0.28        $0.89        $0.32
                                                                        ============ ============= ============ ============

Diluted Earnings per share:
     Weighted average shares outstanding..............................  9,361,073      9,259,900    9,333,209    9,204,097
                                                                        ============ ============= ============ ============
     Net income from continuing operations............................      $0.50          $0.27        $0.88        $0.31
                                                                        ============ ============= ============ ============
     Net income from discontinued operations..........................          -              -            -            -
                                                                        ============ ============= ============ ============
     Net income.......................................................      $0.50          $0.27        $0.88        $0.31
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

Combined Results of Operations(in thousands)

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                     --------------------------    ----------------------
                                                                        1999         1998           1999         1998
                                                                   --------------- ------------  ------------ -----------
Revenues:
     Premiums and policyholder assessments, net...................     $103,240      $80,939      $202,503    $156,755
     Investment income, net.......................................       26,051       22,679        53,195      44,452
     Realized investment gains....................................        (420)        1,029         (185)       1,159
     Other income ................................................           13           --         1,785          --
                                                                   --------------- ------------  ------------ -----------
Total revenues....................................................      128,884      104,647       257,298     202,366

Benefits and expenses:
     Policyholder benefits, net of reinsurance....................       83,162       63,614       163,173     123,709
     Expenses.....................................................       36,028       34,396        76,267      68,439
     Dividends to policyholders...................................        2,513        2,775         5,275       5,803

                                                                   --------------- ------------ ------------ -----------
Total policyholder benefits, expenses.............................      121,703      100,785       244,715     197,951
                                                                   --------------- ------------  ------------ -----------

Income from continuing operations before income taxes.............        7,181        3,862        12,583       4,415
Income taxes......................................................        2,513        1,352         4,404       1,545
                                                                   --------------- ------------  ------------ -----------
Net income from continuing operations.............................       $4,668       $2,510        $8,179      $2,870
                                                                   =============== ============  ============ ===========

Net income excluding realized gains...............................       $4,941       $1,841        $8,299      $2,116
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

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                     --------------------------    ----------------------
                                                                        1999         1998           1999         1998
                                                                     ------------- ------------    ---------- -----------
Revenues:
     Insurance premiums...........................................      $55,132      $50,728      $108,667     $99,921
     Reinsurance premiums ........................................        (985)      (1,359)       (2,268)     (2,489)
                                                                   --------------- ------------  ------------ -----------
     Net earned premiums..........................................       54,147       49,369       106,399      97,432
     Investment income, net.......................................        3,496        3,340         6,505       5,880
     Realized investment gains(losses)............................        (406)          113         (317)         429
                                                                   --------------- ------------  ------------ -----------
Total revenues....................................................       57,237       52,822       112,587     103,741

Benefits and expenses:
     Gross policyholder benefits..................................       40,462       38,257        76,667      72,781
     Recoveries from reinsurers ..................................      (1,772)      (1,755)       (1,746)     (1,929)
                                                                   --------------- ------------  ------------ -----------
     Net benefits.................................................       38,690       36,502        74,921      70,852
     Acquisition costs and operating expenses.....................       17,818       18,224        35,775      38,232
                                                                   --------------- ------------  ------------ -----------
Total policyholder benefits and expenses..........................       56,508       54,726       110,696     109,084
                                                                   --------------- ------------  ------------ -----------
Income from continuing operations before income taxes.............         $729     $(1,904)        $1,891    $(5,343)
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

     EBD expenses decreased $0.4 million, or 2.2%, and $2.5 million, or 6.4%, for the three and six month periods ended June 30, 1999 over 1998. This decrease was due to continued improvement of operating unit expenses as a result of technology, improved training, internal efforts to reduce expenses and avoid costs, and a higher deferral of costs associated with the acquisition of new business which will be amortized over the estimated life of the associated new policies.

Insurance Operations--Group Special Markets Division(GSM)

     The following table sets forth the results of operations for Guarantee Life's Group Special Markets Division for the three and six months ended June 30, 1999 and 1998 (in thousands).

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                     --------------------------    ----------------------
                                                                        1999         1998           1999         1998
                                                                     ------------- ------------    ---------- -----------
Revenues:
     Insurance premiums...........................................      $39,282      $28,496       $76,195     $53,701
     Reinsurance premiums ........................................     (13,922)     (15,635)      (26,831)    (29,164)
                                                                   --------------- ------------  ------------ -----------
     Net earned premiums..........................................       25,360       12,861        49,364      24,537
     Investment income, net.......................................          693          411         1,297       1,051
     Realized investment gains(losses)............................         (63)          (3)          (63)          76
                                                                   --------------- ------------  ------------ -----------
Total revenues....................................................       25,990       13,269        50,598      25,664


Benefits and expenses:
     Gross policyholder benefits..................................       33,570       19,609        64,240      37,600
     Recoveries from reinsurers ..................................     (12,092)     (12,719)      (22,638)    (23,736)
                                                                   --------------- ------------  ------------ -----------
     Net benefits.................................................       21,478        6,890        41,602      13,864
     Acquisition costs and operating expenses.....................        3,355        3,878         9,072       7,660
                                                                   --------------- ------------  ------------ -----------
Total policyholder benefits and expenses..........................       24,833       10,768        50,674      21,524
                                                                   --------------- ------------  ------------ -----------
Income from continuing operations before income taxes.............       $1,157       $2,501         $(76)      $4,140
                                                                   =============== ============  ============ ===========

     GSM provides specialty medical products including excess loss insurance, medical reimbursement insurance for business executives, and group non-medical products typically sold in conjunction with the excess loss insurance.

     GSM net premiums increased $12.5 million, or 97.2%, and $24.8 million, or 101.2%, for the three and six month periods ended June 30, 1999 over 1998. The design of the medical reimbursement product was changed so that the product is an experience rated retro premium product in which the insured pays a fixed premium initially and experience rated premiums vary based on actual paid claims. The design change was implemented January 1, 1999 and resulted in premiums, claims, and commissions being accounted for and reported on a gross basis. Prior to 1999 and with the previous design of this product, premiums were accounted for and reported net of claims and commissions, similar to minimum premium plans. As a result, medical reimbursement net earned premiums increased $14.7 million and $25.8 million for the three and six month periods ended June 30, 1999 over 1998.

     The increases in the medical reimbursement net premiums were partially offset by decreases in excess loss and life net premiums. Excess loss net premiums decreased $0.8 million, or 16.7%, for the three months ended June 30, 1999 over 1998 and were consistent for the six months ended June 30, 1999 over 1998. Life net premiums decreased $0.9 million, or 19.9%, and $1.1 million, or 11.0%, for the three and six month periods ended June 30, 1999 over 1998. In the second half of 1998, excess loss underwriting guidelines were strengthened; therefore, the amount of excess loss business written decreased. Since a considerable amount of life business is sold in conjunction with excess loss, the decrease in sales of excess loss contributed to a decrease in life premiums as well.

     GSM net benefits increased $14.6 million, or 211.7%, and $27.7 million, or 200.1%, for the three and six month periods ended June 30, 1999 over 1998. Due to the design change of the medical reimbursement product, net benefits for this product increased $14.3 million and $24.8 million for the three and six month periods ended June 30, 1999 over 1998. Excess loss net benefits decreased $0.4 million, or 9.7%, and increased $2.5 million, or 31.0%, for the three and six month periods ended June 30, 1999 over 1998.

     The deterioration in loss is attributable to both the excess loss and medical reimbursement product lines. Loss ratios for excess loss in 1999 have been adversely affected by 1997 and 1998 experience. With the design change of the medical reimbursement product, premiums and claims are accounted for on a gross basis; therefore, the loss ratio exceeds 85.0% for both the three and six months ended June 30, 1999. In 1998, premiums for the medical reimbursement product were reported net of claims and commissions resulting in no loss ratio.

     GSM net results from continuing operations decreased $1.3 million, or 53.7%, and $4.2 million, or 101.8%, for the three and six months ended June 30, 1999 over 1998. The primary cause of the decrease for the three months is the combination of the lower premium volume for the life product line and slightly higher benefits and expenses for the same product line as compared to the three months ended June 30, 1998. The decline in profitability for the six months is primarily attributable to higher loss ratios for the excess loss product line. Excess loss results in the first half of 1999 were adversely affected by experience resulting from 1997 and 1998 policy years. Due to the adverse experience which emerged in 1998, the underwriting standards and procedures were strengthened.

Insurance Operations--Individual Division

     The following table sets forth the results of operations for Guarantee Life's Individual Division for the three and six months ended June 30, 1999 and 1998 (in thousands).

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                     --------------------------    ----------------------
                                                                        1999         1998           1999         1998
                                                                     ------------- ------------    ---------- -----------
Revenues:
     Insurance premiums...........................................      $27,894      $22,241       $54,867     $41,373
     Reinsurance premiums ........................................      (4,161)      (3,532)       (8,127)     (6,587)
                                                                   --------------- ------------  ------------ -----------
     Net earned premiums..........................................       23,733       18,709        46,740      34,786
     Investment income, net.......................................       21,581       19,160        44,673      36,952
     Realized investment gains(losses)............................           81          962           359         740
     Other income.................................................          --            --         1,750          --
                                                                   --------------- ------------  ------------ -----------
Total revenues....................................................       45,395       38,831        93,522      72,478

Benefits and expenses:
     Gross policyholder benefits..................................       25,979       22,648        53,747      43,261
     Recoveries from reinsurers ..................................      (2,985)      (2,427)       (7,098)     (4,269)
                                                                   --------------- ------------  ------------ -----------
     Net benefits.................................................       22,994       20,221        46,649      38,992
     Acquisition costs and operating expenses.....................       11,370       10,516        24,436      20,043
     Dividends to policyholders...................................        2,513        2,775         5,275       5,803
                                                                   --------------- ------------  ------------ -----------
Total policyholder benefits and expenses..........................       36,877       33,512        76,360      64,838
                                                                   --------------- ------------  ------------ -----------
Income from continuing operations before income taxes.............       $8,518       $5,319       $15,412      $7,640
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


     Individual expenses increased $0.9 million, or 8.1%, and $4.4 million, or 21.9%, for the three and six month periods ended June 30, 1999 over 1998. This increase relates partially to the increase in operating expenses for Westfield of $2.1 million in the second quarter and $4.3 million for the first six months of 1999 as compared to the one month included in 1998 results. Guarantee Life Insurance Individual Division expenses decreased $1.2 million for the quarter and increased $0.2 million for the six months ended June 30, 1999 over 1998. The decrease for the quarter relates almost entirely to the allocation of Guarantee Life Insurance corporate expenses as corporate expenses were overallocated to the Individual Division during the first quarter of 1999. Therefore, in second quarter 1999, a correction was made to properly state the allocated expenses for the six months ended June 30, 1999. PFG expenses increased $0.5 million for the quarter and $2.6 million for the six months ended June 30, 1999 over 1998. The increases at PFG for both the quarter-to-date and year-to-date June 30, 1999 expenses over the same periods in 1998 are attributable to a write-off of goodwill and allocation of management expenses from Guarantee Life Insurance.


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

     Management believes that the current amortization of the Term Loan ($3.75 million per quarter) and a lack of significant and sustained improvement in earnings, particularly in EBD, could create a liquidity constraint at the Holding Company beyond 1999 unless other actions are taken. As reported in the Statement of Cash Flows, the net cash flow from operating activities for the six months ended June 30, 1999 was negative. The sale of equity securities and short-term investments was used to fund this negative cash flow. Actions to alleviate liquidity constraints could include, but are not limited to, the issuance of long-term debt securities, reinsurance, or other financing alternatives. Management believes these sources will provide sufficient liquidity for the Holding Company to meet its future obligations.

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