Form 10-Q/A
period 1999-09-30
GUARANTEE LIFE COMPANIES INC
filed 1999-11-24
CIK 946149

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                          ---------------------------
                                  FORM 10-Q/A
                          ---------------------------

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

              THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                                                            Three Months Ended       Nine Months Ended
                                                                               September 30,           September 30,
                                                                           1999           1998       1999         1998
                                                                         --------      ---------   ----------    ---------
Revenues:
Direct and assumed premiums and policyholder assessments..............  $ 116,243      $ 110,629   $  346,339    $ 295,035
Reinsurance premiums..................................................    (17,707)       (19,574)     (54,827)     (57,491)
                                                                        ---------      ---------   ----------    ---------
Net premiums and policyholder assessments.............................     98,536         91,055      291,512      237,544

Investment income, net................................................     21,090         20,892       63,381       54,387
Realized investment gains/(losses) ...................................        428            985        (645)        1,501
Other income..........................................................         13              0        1,793            0
Contribution from Closed Block........................................        677          1,827        2,971        3,434
                                                                        ---------      ---------   ----------    ---------
Total revenues........................................................    120,744        114,759      359,012      296,860
                                                                        ---------      ---------   ----------    ---------

Policyholder benefits:
Direct and assumed benefits...........................................     95,573         94,256      279,328      236,610
Reinsurance recoveries................................................    (16,674)       (20,234)     (47,840)     (50,132)
                                                                        ---------      ---------   ----------    ---------
Net policyholder benefits.............................................     78,899         74,022      231,488      186,478
                                                                        ---------      ---------   ----------    ---------

Expenses:
Policy acquisition costs..............................................     14,989         16,945       43,543       41,780
Other insurance operating expense.....................................     19,792         19,346       64,334       59,742
                                                                        ---------      ---------   ----------    ---------
Total expenses........................................................     34,781         36,291      107,877      101,522
                                                                        ---------      ---------   -----------   ---------

Income from continuing operations before income taxes.................      7,064          4,446       19,647        8,866
                                                                        ---------      ---------   -----------   ---------
Income tax expense....................................................      2,472          1,556        6,876        3,103
                                                                        ---------      ---------   -----------   ---------
Net income from continuing operations.................................      4,592          2,890       12,771        5,763
                                                                        ---------      ---------   -----------   ---------
Net income (loss) from discontinued operations........................         44             (8)         123          (37)
                                                                        ---------      ---------   -----------   ---------
Net income............................................................  $   4,636      $   2,882   $   12,894       $5,726
                                                                        =========      =========   ===========   =========

Basic Earnings per share:
     Weighted average shares outstanding..............................  9,253,263      9,219,303    9,242,454    9,011,663
                                                                        =========      =========   ==========    =========
     Net income from continuing operations............................  $    0.49      $    0.31   $     1.39    $    0.64
                                                                        =========      =========   ==========    =========
     Net income from discontinued operations..........................  $    0.01      $    0.00   $     0.01    $    0.00
                                                                        =========      =========   ==========    =========
     Net income.......................................................  $    0.50      $    0.31   $     1.40    $    0.64
                                                                        =========      =========   ==========    =========

Diluted Earnings per share:
     Weighted average shares outstanding..............................  9,541,554      9,366,388    9,398,406    9,238,871
                                                                        =========      =========   ==========    =========
     Net income from continuing operations............................  $    0.48      $    0.31   $     1.36    $    0.62
                                                                        =========      =========   ==========    =========
     Net income from discontinued operations..........................  $    0.01      $    0.00   $     0.01    $    0.00
                                                                        =========      =========   ==========    =========
     Net income.......................................................  $    0.49      $    0.31   $     1.37    $    0.62
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

Combined Results of Operations(in thousands)

                                                                        Three Months Ended           Nine Months Ended
                                                                           September 30,               September 30,
                                                                     -----------------------     ----------------------
                                                                        1999         1998           1999         1998
                                                                     ----------    ---------     ---------    ---------
Revenues:
     Premiums and policyholder assessments, net...................     $103,049     $ 95,993      $305,550     $252,680
     Investment income, net.......................................       26,635       26,404        79,830       70,860
     Realized investment gains....................................          453        1,017           268        2,164
     Other income.................................................           15           --         1,800           --
                                                                     ----------    ---------     ---------    ---------
Total revenues....................................................      130,152      123,414       387,448      325,704

Benefits and expenses:
     Policyholder benefits, net of reinsurance....................       84,336       78,921       247,508      202,641
     Expenses.....................................................       36,291       37,899       112,556      106,246
     Dividends to policyholders...................................        2,461        2,148         7,737        7,951
                                                                     ----------    ---------     ---------    ---------
Total policyholder benefits, expenses.............................      123,088      118,968       367,801      316,838
                                                                     ----------    ---------     ---------    ---------

Income from continuing operations before income taxes.............        7,064        4,446        19,647        8,866
Income taxes......................................................        2,472        1,556         6,876        3,103
                                                                     ----------    ---------     ---------    ---------
Net income from continuing operations.............................     $  4,592     $  2,890      $ 12,771     $  5,763
                                                                     ==========    =========     =========    =========

Net income excluding realized gains...............................     $  4,298     $  2,229      $ 12,597     $  4,356
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

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                     -----------------------     ----------------------
                                                                        1999         1998           1999         1998
                                                                     ----------    ---------     ---------    ---------
Revenues:
     Insurance premiums...........................................      $55,589      $52,808      $164,255     $152,731
     Reinsurance premiums ........................................         (896)      (1,189)       (3,164)      (3,689)
                                                                     ----------    ---------     ---------    ---------
     Net earned premiums..........................................       54,693       51,619       161,091      149,042
     Investment income, net.......................................        3,624        3,090        10,129        8,974
     Realized investment gains(losses)............................          (33)          82          (351)         510
                                                                     ----------    ---------     ---------     ---------
Total revenues....................................................       58,284       54,791       170,869      158,526

Benefits and expenses:
     Gross policyholder benefits..................................       40,305       41,499       116,971      114,291
     Recoveries from reinsurers ..................................       (1,434)        (961)       (3,180)      (2,890)
                                                                     ----------    ---------     ---------    ---------
     Net benefits.................................................       38,871       40,538       113,791      111,401
     Acquisition costs and operating expenses.....................       18,217       17,830        53,997       56,055
                                                                     ----------    ---------     ---------    ---------
Total policyholder benefits and expenses..........................       57,088       58,368       167,788      167,456
                                                                     ----------    ---------     ---------    ---------
Income (loss) from continuing operations before income taxes......      $ 1,196      $(3,577)     $  3,081     $ (8,930)
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

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                     -----------------------     ----------------------
                                                                        1999         1998           1999         1998
                                                                     ----------    ---------     ---------    ---------
Revenues:
     Insurance premiums...........................................     $ 38,963     $ 34,905      $115,157     $ 88,606
     Reinsurance premiums ........................................      (12,355)     (14,336)      (39,185)     (43,500)
                                                                     ----------    ---------     ---------    ---------
     Net earned premiums..........................................       26,608       20,569        75,972       45,106
     Investment income, net.......................................          719          146         2,016        1,197
     Realized investment gains(losses)............................           (6)           9           (69)          85
                                                                     ----------    ---------     ---------    ---------
Total revenues....................................................       27,321       20,724        77,919       46,388

Benefits and expenses:
     Gross policyholder benefits..................................       30,208       28,059        94,447       65,659
     Recoveries from reinsurers ..................................       (9,450)     (14,399)      (32,088)     (38,135)
                                                                     ----------    ---------     ---------    ---------
     Net benefits.................................................       20,758       13,660        62,359       27,524
     Acquisition costs and operating expenses.....................        4,471        6,759        13,544       14,919
                                                                     ----------    ---------     ---------    ---------
Total policyholder benefits and expenses..........................       25,229       20,419        75,903       41,943
                                                                     ----------    ---------     ---------    ---------
Income from continuing operations before income taxes.............     $  2,092     $    305      $  2,016     $  4,445
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

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                     -----------------------     ----------------------
                                                                        1999         1998           1999         1998
                                                                     ----------    ---------     ---------    ---------
Revenues:
     Insurance premiums...........................................      $26,254      $27,887      $ 81,120     $ 69,014
     Reinsurance premiums ........................................       (4,507)      (4,082)      (12,634)     (10,482)
                                                                     ----------    ---------     ---------    ---------
     Net earned premiums..........................................       21,747       23,805        68,486       58,532
     Investment income, net.......................................       22,035       22,589        66,708       59,541
     Realized investment gains(losses)............................          492          911           852        1,640
     Other income.................................................            0            0         1,750            0
                                                                     ----------    ---------     ---------    ---------
Total revenues....................................................       44,274       47,305       137,796      119,713

Benefits and expenses:
     Gross policyholder benefits..................................       30,640       29,627        84,387       72,887
     Recoveries from reinsurers ..................................       (5,932)      (4,904)      (13,029)      (9,172)
                                                                     ----------    ---------     ---------    ---------
     Net benefits.................................................       24,708       24,723        71,358       63,715
     Acquisition costs and operating expenses.....................       11,265       12,014        37,450       31,972
     Dividends to policyholders...................................        2,461        2,148         7,737        7,951
                                                                     ----------    ---------     ---------    ---------
Total policyholder benefits and expenses..........................       38,434       38,885       116,545      103,638
                                                                     ----------    ---------     ---------    ---------
Income from continuing operations before income taxes.............      $ 5,840      $ 8,420      $ 21,251     $ 16,075
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