Form 10-Q/A
period 1999-09-30
GUARANTEE LIFE COMPANIES INC
filed 1999-11-24
CIK 946149

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

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                     -----------------------     ----------------------
                                                                        1999         1998           1999         1998
                                                                     ----------    ---------     ---------    ---------
Revenues:
     Insurance premiums...........................................     $ 38,963     $ 34,905      $115,157     $ 88,606
     Reinsurance premiums ........................................      (12,355)     (14,336)      (39,185)     (43,500)
                                                                     ----------    ---------     ---------    ---------
     Net earned premiums..........................................       26,608       20,569        75,972       45,106
     Investment income, net.......................................          719          146         2,016        1,197
     Realized investment gains(losses)............................           (6)           9           (69)          85
                                                                     ----------    ---------     ---------    ---------
Total revenues....................................................       27,321       20,724        77,919       46,388

Benefits and expenses:
     Gross policyholder benefits..................................       30,208       28,059        94,447       65,659
     Recoveries from reinsurers ..................................       (9,450)     (14,399)      (32,088)     (38,135)
                                                                     ----------    ---------     ---------    ---------
     Net benefits.................................................       20,758       13,660        62,359       27,524
     Acquisition costs and operating expenses.....................        4,471        6,759        13,544       14,419
                                                                     ----------    ---------     ---------    ---------
Total policyholder benefits and expenses..........................       25,229       20,419        75,903       41,943
                                                                     ----------    ---------     ---------    ---------
Income from continuing operations before income taxes.............     $  2,092     $    305      $  2,016     $  4,445
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