Form 10-Q/A
period 1999-06-30
GUARANTEE LIFE COMPANIES INC
filed 1999-12-02
CIK 946149

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

               THE GUARANTEE LIFE COMPANIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)
                                   (unaudited)

                                                                            Three Months Ended         Six Months Ended
                                                                                 June 30,                   June 30,
                                                                           1999           1998         1999         1998
                                                                        ------------  ------------- ------------ ------------
Revenues:
Direct and assumed premiums and policyholder assessments..............   $117,599        $96,445     $230,100     $184,650
Reinsurance premiums..................................................    (19,026)       (20,468)     (37,121)     (38,093)
                                                                        ------------  ------------- ------------ ------------
Net premiums and policyholder assessments.............................     98,573         75,977      192,979      146,557

Investment income, net................................................     20,841         17,351       42,291       33,491
Realized investment gains/(losses) ...................................     (1,308)           409       (1,073)         528
Other Income .........................................................          8              -        1,779            -
Contribution from Closed Block........................................      1,558            405        2,294        1,607
                                                                        ------------  ------------- ------------ ------------
Total revenues........................................................    119,672         94,142      238,270      182,183
                                                                        ------------  ------------- ------------ ------------

Policyholder benefits:
Direct and assumed benefits...........................................     94,777         75,322      183,758      142,344
Reinsurance recoveries................................................    (16,799)       (16,866)     (31,168)     (29,899)
                                                                        ------------  ------------- ------------ ------------
Net policyholder benefits.............................................     77,978         58,456      152,590      112,445
                                                                        ------------  ------------- ------------ ------------

Expenses:
Policy acquisition costs..............................................     12,441         11,970       28,555       24,898
Other insurance operating expense.....................................     22,072         19,854       44,542       40,425
                                                                        ------------ ------------- ------------ ------------
Total expenses........................................................     34,513         31,824       73,097       65,323
                                                                        ------------ ------------- ------------ ------------


Income from continuing operations before income taxes.................      7,181          3,862       12,583        4,415
                                                                        ------------ ------------- ------------ ------------
Income tax expense....................................................      2,513          1,352        4,404        1,545
                                                                        ------------ ------------- ------------ ------------
Net income from continuing operations.................................      4,668          2,510        8,179        2,870
                                                                        ------------ ------------- ------------ ------------
Net income (loss) from discontinued operations........................         28           (27)           79         (29)
                                                                        ------------ ------------- ------------ ------------
Net income............................................................     $4,696         $2,483       $8,258       $2,841
                                                                        ============ ============= ============ ============

Basic Earnings per share:
     Weighted average shares outstanding..............................  9,242,644      8,958,436    9,236,960    8,906,122
                                                                        ============ ============= ============ ============
     Net income from continuing operations............................      $0.51          $0.28        $0.89        $0.32
                                                                        ============ ============= ============ ============
     Net income from discontinued operations..........................          -              -            -            -
                                                                        ============ ============= ============ ============
     Net income.......................................................      $0.51          $0.28        $0.89        $0.32
                                                                        ============ ============= ============ ============

Diluted Earnings per share:
     Weighted average shares outstanding..............................  9,361,073      9,259,900    9,333,209    9,204,097
                                                                        ============ ============= ============ ============
     Net income from continuing operations............................      $0.50          $0.27        $0.88        $0.31
                                                                        ============ ============= ============ ============
     Net income from discontinued operations..........................          -              -            -            -
                                                                        ============ ============= ============ ============
     Net income.......................................................      $0.50          $0.27        $0.88        $0.31
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

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                     --------------------------    ----------------------
                                                                        1999         1998           1999         1998
                                                                     ------------- ------------    ---------- -----------
Revenues:
     Insurance premiums...........................................      $27,894      $22,241       $54,867     $41,373
     Reinsurance premiums ........................................      (4,161)      (3,532)       (8,127)     (6,587)
                                                                   --------------- ------------  ------------ -----------
     Net earned premiums..........................................       23,733       18,709        46,740      34,786
     Investment income, net.......................................       21,581       19,160        44,673      36,952
     Realized investment gains(losses)............................           81          962           359         740
     Other income.................................................          --            --         1,750          --
                                                                   --------------- ------------  ------------ -----------
Total revenues....................................................       45,395       38,831        93,522      72,478

Benefits and expenses:
     Gross policyholder benefits..................................       25,979       22,648        53,747      43,261
     Recoveries from reinsurers ..................................      (2,985)      (2,427)       (7,098)     (4,269)
                                                                   --------------- ------------  ------------ -----------
     Net benefits.................................................       22,994       20,221        46,649      38,992
     Acquisition costs and operating expenses.....................       11,370       10,516        26,186      20,043
     Dividends to policyholders...................................        2,513        2,775         5,275       5,803
                                                                   --------------- ------------  ------------ -----------
Total policyholder benefits and expenses..........................       36,877       33,512        78,110      64,838
                                                                   --------------- ------------  ------------ -----------
Income from continuing operations before income taxes.............       $8,518       $5,319       $15,412      $7,640
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

     Other income increased $1.75 million for the six month period ended June 30, 1999 over 1998. The increase relates to a $1.75 million death benefit on a director's policy for which PFG was the beneficiary. The increase for the quarter and the remaining increase for the six months is the result of increased sales volume of Guarantee Life Insurance and AGL term life products.

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


     Individual expenses increased $0.9 million, or 8.1%, and $6.1 million, or 30.6%, for the three and six month periods ended June 30, 1999 over 1998. This increase relates partially to the increase in operating expenses for Westfield of $2.1 million in the second quarter and $4.3 million for the first six months of 1999 as compared to the one month included in 1998 results. Guarantee Life Insurance Individual Division expenses decreased $1.2 million for the quarter and increased $0.2 million for the six months ended June 30, 1999 over 1998. The decrease for the quarter relates almost entirely to the allocation of Guarantee Life Insurance corporate expenses as corporate expenses were overallocated to the Individual Division during the first quarter of 1999. Therefore, in second quarter 1999, a correction was made to properly state the allocated expenses for the six months ended June 30, 1999. PFG expenses increased $0.5 million for the quarter and $2.6 million for the six months ended June 30, 1999 over 1998. The increases at PFG for both the quarter-to-date and year-to-date June 30, 1999 expenses over the same periods in 1998 are attributable to a write-off of goodwill and allocation of management expenses from Guarantee Life Insurance.


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